Form 10-Q
period 1996-03-31
HALL INSTITUTIONAL MORTGAGE FUND LTD PARNTERSHIP
filed 1996-07-15
CIK 757004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549



                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



     For the Quarter Ended                                  Commission File No.
         March 31, 1996                                           2-94249




            HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP
           (Exact name of Registrant as specified in its charter)



            Arizona                                         75-1982134
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)






                          4455 EAST CAMELBACK ROAD
                                 SUITE A-200
                           PHOENIX, ARIZONA  85018
             (Address of principal executive offices, zip code)


     Registrant's telephone number, including area code:  (602) 840-0060


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---

PART I.         FINANCIAL INFORMATION:

                The financial statements and information included herein, except for the balance sheet at December 31, 1995, are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods ended March 31, 1996 and 1995. These results may not be indicative of the results which may be expected for the year ended December 31, 1996, or any other period.

            HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                               BALANCE SHEETS

                MARCH 31, 1996 AND DECEMBER 31, 1995 (NOTE 1)


                                                                           March 31,            December 31,
                                                                             1996                  1995
                                                                          -----------           ------------
                                                                          (Unaudited)
ASSETS

Cash and cash equivalents (Note 2)                                        $ 2,542,248           $ 1,332,041

Mortgage notes receivable, net of an allowance for doubtful
   receivables of $4,576,000 and $4,576,000 at March 31, 1996
   and December 31, 1995, respectively (Note 3)                                     -             1,094,683

Accrued interest receivable, net of deferred interest of
   $4,078,508 and $3,928,180 at March 31, 1996 and
   December 31, 1995, respectively (Note 3)                                 1,551,840             1,639,890

Deferred charges, net                                                           1,350                 1,950
                                                                          -----------           -----------
                                                                          $ 4,095,438           $ 4,068,564
                                                                          ===========           ===========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                          $         9           $         9

Deferred revenue (Notes 1 and 4)                                                    -                 2,338
                                                                          -----------           -----------
                                                                                    9                 2,347
Partners' equity:
   Limited partners - 2,568 units outstanding
   at March 31, 1996 and December 31, 1995                                  4,057,223             4,028,303

   General Partner                                                             38,206                37,914
                                                                          -----------           -----------
                                                                            4,095,429             4,066,217
                                                                          -----------           -----------
                                                                          $ 4,095,438           $ 4,068,564
                                                                          ===========           ===========





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (NOTE 1)




                                                                   1996             1995
                                                               -----------       ----------
   Revenues:

       Interest (Note 2)                                       $    33,414       $   33,018

       Loan origination fees                                         2,338            3,099
                                                               -----------       ----------
                                                                    35,752           36,117
                                                               -----------       ----------
   Expenses:

       Operating                                                     5,940            4,690

       Amortization                                                    600              600
                                                               -----------       ----------
                                                                     6,540            5,290
                                                               -----------       ----------
          Net income                                           $    29,212       $   30,827
                                                               ===========       ==========
Net income allocable to
   limited partners                                            $    28,920       $   30,519

Net income allocable to
   General partner                                                     292              308
                                                               -----------       ----------
Net income                                                     $    29,212       $   30,827
                                                               ===========       ==========
Net income per limited
   partnership unit                                            $        11       $      681
                                                               ===========       ==========



             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                 FOR THE YEAR ENDED DECEMBER 31, 1995 (NOTE 1)



                                                General                  Limited
                                                Partner                  Partners                Total
                                            --------------            -------------         -------------
Balance, December 31, 1994                  $       20,237            $   2,278,289         $   2,298,526

   Net income                                       17,677                1,750,014             1,767,691
                                            --------------            -------------         -------------
Balance, December 31, 1995                          37,914                4,028,303             4,066,217

   Net income                                          292                   28,920                29,212
                                            --------------            -------------         -------------
Balance, March 31, 1996                     $       38,206            $   4,057,223         $   4,095,429
                                            ==============            =============         =============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (NOTE 1)



                                                                            1996                   1995
                                                                         -----------          --------------
Cash Flows From Operating Activities
   Receipt of interest on Specific Loans and
     short-term investments                                              $   121,464          $      570,269
   Payment of operating costs                                                 (5,940)                 (4,704)
                                                                         -----------          --------------
       Net cash provided by operating
          activities, net of distributions                                   115,524                 565,565

Cash Flows From Financing Activities
   Payment of Loans to Affiliated Borrowers                                1,094,683                       -
                                                                         -----------          --------------
       Net cash from financing activities                                  1,094,683                       -
                                                                         -----------          --------------
Cash and cash equivalents, beginning of
   year                                                                    1,332,041                 204,315
                                                                         -----------          --------------
Cash and cash equivalents, end of period                                 $ 2,542,248          $      769,880
                                                                         ===========          ==============

RECONCILIATION OF NET INCOME TO CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
   Net income                                                            $    29,212          $       30,827
   Adjustments to reconcile net loss to
       net cash used in operating activities:
       Amortization expense                                                      600                     600
       Decrease in accrued interest receivable                                88,050                 361,948
       Decrease in accounts payable                                                -                     (14)
       Deferred interest                                                           -                 175,303
       Decrease in deferred revenue                                           (2,338)                 (3,099)
                                                                         -----------          --------------
          Net cash provided by operating
             activities, net of distributions                            $   115,524          $      565,565
                                                                         ===========          ==============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES:

    In the opinion of management, the accompanying audited and unaudited financial statements contain all adjustments necessary to present fairly the financial position of Hall Institutional Mortgage Fund Limited Partnership (the "Partnership"), as of March 31, 1996 and December 31, 1995, and the results of operations and changes in financial position for the three months ended March 31, 1996 and 1995. The general partner of the Partnership is Hall Pension Fund Associates and the general partner of Hall Pension Fund Associates is Hall 1985 Management Associates (the "Managing General Partner").

    For a summary of additional significant accounting policies and other matters, see the notes to financial statements of the Partnership which are included in the Annual Report of Form 10-K for the year ended December 31, 1995.


(2) ACCRUED INTEREST RECEIVABLE:

    The original loans made by the Partnership were to affiliated partnerships ("Affiliated Borrowers") which at the time of origination were secured only by a subordinate lien on the mortgaged real property which was pledged as security ("Specific Loans"). All of the Specific Loans have been modified and do not require payment of interest until either sale or refinancing of the Affiliated Borrower's real property or in some instances to the extent cash flow is available from the Affiliated Borrowers after the payment in full of the Affiliated Borrower's first lien mortgage or other amounts having priority. Certain of the Partnership's loans, through restructure and reorganization of Affiliated Borrowers, are in full or part subordinated to the return of equity in addition to being subordinate to senior indebtedness of the Affiliated Borrower. Accordingly, in the first three months of 1996, the Partnership accrued interest of $178,064, of which $150,328 was deferred.

    In February 1995, three of the Affiliated Borrowers entered into a transaction with affiliates of NHP, Inc., Paine Webber and Hall Financial Group, Inc. whereby the properties were transferred to separate limited partnerships (the "New LPs") by the respective Affiliated Borrowers (the "NHP Transaction"). As a result of the NHP Transaction, Lanetree Associates Limited Partnership, Twintree Associates Limited Partnership and Coachtree Associates Limited Partnership ("NHP Transaction Partnerships") each hold a limited partnership interest in its respective New LP in which affiliates of NHP, Inc. and Paine Webber are general partners. As part of the NHP Transaction, the senior mortgage for each property involved in the NHP Transaction was paid in full. In addition, as part of the NHP Transaction, each NHP Transaction Partnership received cash at closing, and is entitled to a defined priority equity amount in the New LPs (the "Preferred Equity") and an annual return on the Preferred Equity of 6% per annum provided that all of the New LPs have been paid in full at the end of each calender quarter ("Operational Participation Proceeds"). In the event all of the New LPs have not bee paid in full for Operational Participation Proceeds at the end of each calender quarter, the annual return on the Preferred Equity in calculating Operational Participation Proceeds increases to 9% per annum (hereafter referred to as a "Non-Major Default"). In addition to

    Operational Participation Proceeds, each NHP Transaction Partnership is entitled to a priority return of the Preferred Equity and any accrued and unpaid Operational Participation Proceeds upon refinancing or sale of the properties over other equity classes and a 20% participation in net proceeds available from sale or refinancing after payment of the Preferred Equity and any accrued and unpaid Operational Participation Proceeds ("Sale or Refinancing Participation Proceeds"). As a condition of the NHP Transaction, the Partnership was required to release its second lien positions and retain unsecured loans from the NHP Transaction Partnerships for the remaining balances on their respective Specific Loans. The remaining balances on the NHP Transaction Partnerships' Specific Loans have the same economic and payment terms as prior to the NHP Transaction. Lanetree Associates Limited Partnership distributed $569,419 to the Partnership in March 1995 in partial payment of its loan obligation to the Partnership from proceeds it received at closing of the NHP Transaction. There were not sufficient proceeds at closing (after the payment of priority repayments) to distribute funds to the Partnership from Coachtree Associates Limited Partnership or Twintree Associates Limited Partnership. However, the NHP Transaction Partnerships remain obligated to the Partnership pursuant to each partnership's Bankruptcy Plan. The terms of the Preferred Equity held by the NHP Transaction Partnerships provide that defined amounts be paid not later than December 10, 2000. NHP, Inc. has the option to pay the Preferred Equity amounts due the NHP Transaction Partnerships at an earlier date at a discounted amount. If NHP, Inc. exercises its option within twenty-one months of the original transaction date, or November 7, 1996, it would result in the following estimated payments, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default has not occurred, to the Partnership from each of the NHP Transaction Partnerships:


               Coachtree  . . . . . . . . . . . . . . . .  $177,960
               Lanetree . . . . . . . . . . . . . . . .  $1,167,626
               Twintree . . . . . . . . . . . . . . . . .  $381,815


    The amounts the Partnership would receive on December 10, 2000, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default has not occurred, is estimated to be:


               Coachtree  . . . . . . . . . . . . . . . .  $334,743
               Lanetree . . . . . . . . . . . . . . . .  $1,167,626
               Twintree . . . . . . . . . . . . . . . . .  $561,409


    In April 1996, a Non-Major Default had occurred in the NHP Transaction.

    During the first three months of 1996, two Affiliated Borrowers, Lanetree Associates Limited Partnership and Hall Seven Trails Associates ("Arrowtree"), repaid accrued interest to the Partnership of $71,512 and $44,274, respectively.

(3) DISTRIBUTIONS TO PARTNERS:

    There were no partner distributions paid during the first three months of 1996.

(4) MORTGAGE NOTES RECEIVABLE:

    In January 1996, Northtree Associates Limited Partnership ("Candlewick"), an Affiliated Borrower, refinanced the Candlewick apartments' mortgages. The property was refinanced with a new $5.0 million first lien mortgage which accrues interest at 7.58% with principal and interest payments due monthly based on a 22-year amortization schedule through maturity on February 1, 2003. As a condition of the refinancing agreement, the Partnership was required to release its second lien position and retain an unsecured loan from Candlewick for the remaining balance on Candlewick's Specific Loan. The remaining balance on the Candlewick Specific Loan has the same economic terms as prior to the refinancing. The Partnership believes it was in its best interest to release its second lien position to allow the refinancing to consummated, thereby decreasing Candlewick's first lien mortgage interest rate and extending the maturity date.

    During the first quarter of 1996, Arrowtree refinanced its mortgages. As part of the overall refinancing, the property was transferred to Arrowtree Properties, Ltd. ("New Arrowtree"), with Arrowtree retaining a 99% interest in New Arrowtree. The property was refinanced with a new $2.75 million first lien mortgage which accrues interest at 7.57% with principal and interest payments due monthly. The refinancing allowed Arrowtree to repay the Partnership in full the $181,000 of principal and $44,274 of accrued interest on a loan the Partnership made to Arrowtree pursuant to the 1994 restructuring of Arrowtree's first lien mortgage. Arrowtree also made a partial payment of $914,000 on Arrowtree's Specific Loan. As a condition of the refinancing agreement, the Partnership was required to release its second lien position and retain an unsecured loan from Arrowtree for the remaining balance on Arrowtree's Specific Loan. The remaining balance on the Arrowtree Specific Loan has the same economic and payment terms as prior to the refinancing.

    The Partnership updated a detailed analysis of the collectibility of its mortgage notes receivable at December 31, 1995. The Partnership reversed bad debt reserves totaling $1,653,386 during 1995 primarily based on interest payments received during 1995 the principal and interest payments received in connection with the Arrowtree refinancing discussed above.

(5) INVESTMENT ACT OF 1940:

    The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In February 1996, the Partnership's attorneys advised the Partnership that the release of the second lien positions on certain of the loan receivables could cause the Partnership to be treated as an investment company under the 1940 Investment Company Act (the "1940 Act") by the Securities and Exchange Commission. The Partnership cannot become an investment company under the 1940 Act because it is in conflict with its partnership agreement and the purpose of the original offering. In the original offering, it was anticipated that when the loans were repaid, the funds would be distributed back to the unit holders rather than being allowed to be reinvested. Therefore, based upon the Partnership's original partnership documents, the intent was to have a liquidating fund after all the initial loans were made. Certain securities regulations which may be applicable to the Partnership complicate the determination of the best alternative for the liquidation of the Partnership. Although there can be no assurances with respect to the outcome, the Partnership intends to use its best efforts to implement the alternative that provides the maximum benefit to its limited partners, while maintaining compliance with all applicable securities regulations. The alternatives currently being evaluated, if implemented, may require the Partnership to seek limited partner approval. If such limited partner approval is required, proxy statements will be sent to the limited partners which will request their votes regarding certain aspects of the alternative proposed.


    The accompanying financial statements have not been prepared on the liquidation basis of accounting, as it is not determinable if an immediate liquidation of the Partnership will be required. This uncertainty raises substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    CAPITAL RESOURCES AND LIQUIDITY -

    The Partnership's primary sources of liquidity are repayments of principal and interest from the NHP Transaction Partnerships and repayments of principal and interest from Affiliated Borrowers that have refinanced their mortgages. Liquidity is also maintained with cash the Partnership holds as working capital reserves.

    The Partnership's ability to pay distributions to the general and limited partners was, prior to the NHP Transaction, materially affected by the non-payment of interest on the loans owed by Affiliated Borrowers. It is anticipated there will be some distributions from operations in 1996 as a result of the NHP Transaction and certain Affiliated Borrowers' refinancing of their underlying debts. As of March 31, 1996, certain of the Affiliated Borrowers were not making payments to the Partnership. Accordingly, during the three months of 1996, the Partnership deferred $150,328 of accrued interest income. The Partnership expects to continue to defer a majority of the accrued interest quarterly through December 31, 1996. Interest accrued on Lanetree Associates Limited Partnership is being recognized as income as a result of the December 31, 1995 detailed analysis of collectibility of mortgage notes receivable and the NHP Transaction. Since the Affiliated Borrowers have reorganized their debt obligations to lenders who have priority liens, the Partnership's ability to collect on the mortgage loans has been diminished (except for the NHP Transaction Partnerships-see Note 2). The Managing General Partner is currently reviewing the options available to the Partnership.


    RESULTS OF OPERATIONS -

    The Partnership recorded net income of $29,212, and $30,827 for the three months ended March 31, 1996 and 1995, respectively. During the first three months of 1996, $5,678 of interest income was earned on short-term investments.

PART II.       OTHER INFORMATION:

ITEM 1.        LEGAL PROCEEDINGS

               The Partnership is not a party to any material legal proceedings.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (A)     None

       (B)     None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

    By:   Hall Pension Fund Associates,
          its General Partner

          By: Hall 1985 Management Associates Limited Partnership its General Partner

                By:   Hall Apartment Associates, Inc.,
                      its Managing General Partner

                By:   /s/  Don Braun                  Date:  May 14, 1996
                      ----------------------                 ------------------
                      Don Braun
                      President/Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacities indicated of the Managing General Partner, on behalf of the registrant on the date indicated.

          By: Hall Apartment Associates, Inc., the Managing General Partner of Hall 1985 Management Associates Limited Partnership, the General Partner of Hall Pension Fund Associates, the General Partner of Hall Institutional Mortgage Fund Limited Partnership


                By:   /s/ Don Braun                   Date:  May 14, 1996
                      ----------------------                 ------------------
                      Don Braun
                      President/Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
