Form 10-Q
period 1996-06-30
HALL INSTITUTIONAL MORTGAGE FUND LTD PARNTERSHIP
filed 1996-08-21
CIK 757004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549



                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



      For the Quarter Ended                             Commission File No.
          June 30, 1996                                       2-94249



              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)



            Arizona                                         75-1982134
 (State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)



                            4455 EAST CAMELBACK ROAD
                                  SUITE A-200
                            PHOENIX, ARIZONA  85018
               (Address of principal executive offices, zip code)


      Registrant's telephone number, including area code:  (602) 840-0060


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

PART I.      FINANCIAL INFORMATION:

             The financial statements and information included herein, except for the balance sheet at December 31, 1995, are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods ended June 30, 1996 and 1995. These results may not be indicative of the results which may be expected for the year ended December 31, 1996, or any other period.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                  JUNE 30, 1996 AND DECEMBER 31, 1995 (NOTE 1)



                                                                         June 30,              December 31,
                                                                           1996                    1995
                                                                     ----------------         ---------------
                                                                       (Unaudited)
ASSETS
- ------

Cash and cash equivalents (Note 2)                                      $ 2,540,468             $  1,332,041

Mortgage notes receivable, net of an allowance for doubtful
   receivables of $4,576,000 and $4,576,000 at June 30, 1996
   and December 31, 1995, respectively (Note 3)                                   -                1,094,683

Accrued interest receivable, net of deferred interest of
   $4,698,836 and $3,928,180 at June 30, 1996 and
   December 31, 1995, respectively (Note 3)                               1,105,192                1,639,890

Deferred charges, net                                                           750                    1,950
                                                                        -----------             ------------
                                                                        $ 3,646,410             $  4,068,564
                                                                        ===========             ============

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable                                                        $     1,503             $          9

Deferred revenue (Notes 1 and 4)                                                  -                    2,338
                                                                        -----------             ------------
                                                                              1,503                    2,347
                                                                        -----------             ------------
Partners' equity:
   Limited partners - 2,568 units outstanding
   at June 30, 1996 and December 31, 1995                                 3,611,206                4,028,303

   General partner                                                           33,701                   37,914
                                                                        -----------             ------------
                                                                          3,644,907                4,066,217
                                                                        -----------             ------------

                                                                        $ 3,646,410             $  4,068,564
                                                                        ===========             ============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF OPERATIONS

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (NOTE 1)


                                           For the Three     For the Six      For the Three      For the Six
                                            Months Ended     Months Ended      Months Ended      Months Ended
                                           June 30, 1996    June 30, 1996     June 30, 1995     June 30, 1995
                                           -------------    -------------     -------------     -------------
   Revenues:

       Interest (Note 2)                   $      63,232    $      96,646     $      39,415       $   72,433

       Loan origination fees                           -            2,338             3,099            6,198
                                           -------------    -------------     -------------       ----------

                                                  63,232           98,984            42,514           78,631
                                           -------------    -------------     -------------       ----------


   Expenses:

       Operating                                  43,154           49,094            47,166           51,856

       Bad Debt                                  470,000          470,000                 -                -

       Amortization                                  600            1,200               600            1,200
                                           -------------    -------------     -------------       ----------

                                                 513,754          520,294            47,766           53,056
                                           -------------    -------------     -------------       ----------

          Net income (loss)                $    (450,522)   $    (421,310)    $      (5,252)      $   25,575
                                           =============    =============     =============       ==========

Net income (loss) allocable to
   limited partners                        $    (446,017)   $    (417,097)    $      (5,199)      $   25,319

Net income (loss) allocable to
   general partner                                (4,505)          (4,213)              (53)             256
                                           -------------    -------------     -------------       ----------

Net income (loss)                          $    (450,522)   $    (421,310)    $      (5,252)      $   25,575
                                           =============    =============     =============       ==========

Net income (loss) per limited
   partnership unit                        $        (175)   $        (164)    $          (2)      $        9
                                           =============    =============     =============       ==========





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' EQUITY

                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                 FOR THE YEAR ENDED DECEMBER 31, 1995 (NOTE 1)



                                                General                  Limited
                                                Partner                  Partners               Total
                                             -------------              -----------          ------------
Balance, December 31, 1994                   $      20,237              $ 2,278,289          $  2,298,526

   Net income                                       17,677                1,750,014             1,767,691
                                             -------------              -----------          ------------
Balance, December 31, 1995                          37,914                4,028,303             4,066,217

   Net income                                       (4,213)                (417,097)             (421,310)
                                             -------------              -----------          ------------
Balance, June 30, 1996                       $      33,701              $ 3,611,206          $  3,644,907
                                             =============              ===========          ============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (NOTE 1)



                                                                            1996                 1995
                                                                        ------------         ------------
Cash Flows From Operating Activities
   Receipt of interest on Specific Loans and
     short-term investments                                             $    161,344         $    577,516

   Payment of operating costs                                                (47,600)             (51,885)
                                                                        ------------         ------------
       Net cash provided by  operating
          activities, net of distributions                                   113,744              525,631

Cash Flows From Financing Activities
   Payment of Loans to Affiliated Borrowers                                1,094,683                    -
                                                                        ------------         ------------
       Net cash from financing activities                                  1,094,683                    -
                                                                        ------------         ------------
Cash and cash equivalents, beginning of
   year                                                                    1,332,041              204,315
                                                                        ------------         ------------
Cash and cash equivalents, end of period                                $  2,540,468         $    729,946
                                                                        ============         ============
RECONCILIATION OF NET INCOME TO CASH PROVIDED BY
   OPERATING ACTIVITIES:
   Net income                                                           $   (421,310)        $     25,575

   Adjustments to reconcile net income to
       net cash provided by operating activities:
       Amortization expense                                                    1,200                1,200
       Decrease in accrued interest receivable                               534,698              505,084

       Increase (decrease) in accounts payable                                 1,494                  (30)
       Decrease in deferred revenue                                           (2,338)              (6,198)
                                                                        ------------         ------------
          Net cash provided by operating
             activities, net of distributions                           $    113,744         $    525,631
                                                                        ============         ============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

(1)   SIGNIFICANT ACCOUNTING POLICIES:

      In the opinion of management, the accompanying audited and unaudited financial statements contain all adjustments necessary to present fairly the financial position of Hall Institutional Mortgage Fund Limited Partnership (the "Partnership"), as of June 30, 1996 and December 31, 1995, and the results of operations and changes in financial position for the six months ended June 30, 1996 and 1995. The general partner of the Partnership is Hall Pension Fund Associates and the general partner of Hall Pension Fund Associates is Hall 1985 Management Associates (the "Managing General Partner").

      For a summary of additional significant accounting policies and other matters, see the notes to financial statements of the Partnership which are included in the Annual Report of Form 10-K for the year ended December 31, 1995.

(2)   ACCRUED INTEREST RECEIVABLE:

      The original loans made by the Partnership were to affiliated partnerships ("Affiliated Borrowers") which at the time of origination were secured only by a subordinate lien on the mortgaged real property which was pledged as security ("Specific Loans"). All of the Specific Loans have been modified and do not require payment of interest until either sale or refinancing of the Affiliated Borrower's real property or in some instances to the extent cash flow is available from the Affiliated Borrowers after the payment in full of the Affiliated Borrower's first lien mortgage or other amounts having priority. Certain of the Partnership's loans, through restructure and reorganization of Affiliated Borrowers, are in full or part subordinated to the return of equity in addition to being subordinate to senior indebtedness of the Affiliated Borrower. Accordingly, in the first six and three months of 1996, the Partnership accrued interest of $351,745 and $178,064 respectively, of which $300,656 and $150,328 was deferred.

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

      In April 1996, a Non-Major Default had occurred in the NHP Transaction.

      During the first three months of 1996, two Affiliated Borrowers, Lanetree Associates Limited Partnership and Hall Seven Trails Associates ("Arrowtree"), repaid accrued interest to the Partnership of $71,512 and $44,274, respectively. In the second quarter of 1996, based on an updated analysis management increased the reserve for accrued interest receivable by $470,000.

(3)   DISTRIBUTIONS TO PARTNERS:

      There were no partner distributions paid during the first six months of 1996.

(4)   MORTGAGE NOTES RECEIVABLE:

      In January 1996, Northtree Associates Limited Partnership ("Candlewick"), an Affiliated Borrower, refinanced the Candlewick apartments' mortgages. The property was refinanced with a new $5.0 million first lien mortgage which accrues interest at 7.58% with principal and interest payments due monthly based on a 22-year amortization schedule through maturity on February 1, 2003. As a condition of the refinancing agreement, the Partnership was required to release its second lien position and retain an unsecured recourse promissory note from Candlewick for the remaining balance on Candlewick's Specific Loan. The remaining balance on the Candlewick Specific Loan has the same economic terms as prior to the refinancing. The Partnership believes it was in its best interest to release its second lien position to allow the refinancing to consummated, thereby decreasing Candlewick's first lien mortgage interest rate and extending the maturity date.

      During the first quarter of 1996, Arrowtree refinanced its mortgages. As part of the overall refinancing, the property was transferred to Arrowtree Properties, Ltd. ("New Arrowtree"), with Arrowtree retaining a 99% interest in New Arrowtree. The property was refinanced with a new $2.75 million first lien mortgage which accrues interest at 7.57% with principal and interest payments due monthly. The refinancing allowed Arrowtree to repay the Partnership in full the $181,000 of principal and $44,274 of accrued interest on a loan the Partnership made to Arrowtree pursuant to the 1994 restructuring of Arrowtree's first lien mortgage. Arrowtree also made a partial payment of $914,000 on Arrowtree's Specific Loan. As a condition of the refinancing agreement, the Partnership was required to release its second lien position and retain an unsecured recourse promissory note from Arrowtree for the remaining balance on Arrowtree's Specific Loan. The remaining balance on the Arrowtree Specific Loan has the same economic and payment terms as prior to the refinancing.

      The Partnership updated an analysis of the collectibility of its mortgage notes receivable at December 31, 1995. The Partnership reversed bad debt reserves totaling $1,653,386 during 1995 primarily based on interest payments received during 1995 the principal and interest payments received in connection with the Arrowtree refinancing discussed above.

(5)   INVESTMENT ACT OF 1940:

      The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In February 1996, the Partnership's attorneys advised the Partnership that the release of the second lien positions on certain of the loan receivables could cause the Partnership to be treated as an investment company under the 1940 Investment Company Act (the "1940 Act") by the Securities and Exchange Commission. The Partnership cannot become an investment company under the 1940 Act because it is in conflict with its partnership agreement and the purpose of the original offering. Certain securities regulations which may be applicable to the Partnership complicate the determination of the best alternative for future operations of the Partnership. Although there can be no assurances with respect to the outcome, the Partnership intends to use its best efforts to implement the alternative that provides the maximum benefit to its limited partners, while maintaining compliance with all applicable securities regulations. The alternatives currently being evaluated, if implemented, may require the Partnership to seek limited partner approval. If such limited partner approval is required, proxy statements will be sent to the limited partners which will request their votes regarding certain aspects of the alternative proposed.

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

The Partnership's ability to pay distributions to the general and limited partners was, prior to the NHP Transaction, materially affected by the non-payment of interest on the loans owed by Affiliated Borrowers. It has not yet been determined whether there will be distributions from operations in 1996 as a result of the NHP Transaction and certain Affiliated Borrowers' refinancing of their underlying debts. As of June 30, 1996, certain of the Affiliated Borrowers were not making payments to the Partnership. Accordingly, during the first six and three months of 1996, the Partnership deferred $300,656 and $150,328 respectively of accrued interest income. The Partnership expects to continue to defer a majority of the accrued interest quarterly through December 31, 1996. Interest accrued on Lanetree Associates Limited Partnership is being recognized as income as a result of the December 31, 1995 analysis of collectibility of mortgage notes receivable and the NHP Transaction.


RESULTS OF OPERATIONS -

The Partnership recorded net (loss) and income of $(421,310), and $25,575 for the six months ended June 30, 1996 and 1995, respectively. During the first six and three months of 1996, $45,557 and $5,678 respectively of interest income was earned on short-term investments. In the three month period ending June 30, 1996, the Partnership incurred professional fees of approximately $31,000 related to analyzing the value of the mortgage receivables (see Note
5). Accounting fees of approximately $5,500 relating to the December 31, 1995, audit were also incurred in the second quarter of 1996. Due to an updated analysis, the Partnership recorded $470,000 as bad debt expense in the second quarter of 1996.

PART II.       OTHER INFORMATION:

ITEM 1.        LEGAL PROCEEDINGS

               The Partnership is not a party to any material legal proceedings.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (A)       27   Financial Data Schedule

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


HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

By:  Hall Pension Fund Associates,
     its General Partner

     By:  Hall 1985 Management Associates Limited Partnership
          its General Partner

          By:  Hall Apartment Associates, Inc.,
               its Managing General Partner

          By:  /s/ Don Braun               Date:     August 14, 1996
             ----------------------------       ----------------------------
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


          By:  /s/ Don Braun               Date:     August 14, 1996
             ----------------------------       ----------------------------
             Don Braun
             President/Treasurer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

   27             Financial Data Schedule