Form 10-Q
period 1996-09-30
HALL INSTITUTIONAL MORTGAGE FUND LTD PARNTERSHIP
filed 1996-11-14
CIK 757004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549



                                   FORM 10-Q



              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


        For the Quarter Ended                        Commission File No.
         September 30, 1996                                2-94249



              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)



         Arizona                                          75-1982134
    (State or other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)



                           4455 EAST CAMELBACK ROAD
                                 SUITE A-200
                           PHOENIX, ARIZONA  85018
              (Address of principal executive offices, zip code)


     Registrant's telephone number, including area code:  (602) 840-0060


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    -----

PART I.    FINANCIAL INFORMATION:

           The financial statements and information included herein, except for the balance sheet at December 31, 1995, are unaudited; however, they reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods ended September 30, 1996 and 1995. These results may not be indicative of the results which may be expected for the year ended December 31, 1996, or any other period.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (NOTE 1)



                                                                      September 30,             December 31,
                                                                           1996                    1995
                                                                     ----------------         ---------------
                                                                       (Unaudited)
ASSETS

Cash and cash equivalents (Note 2)                                      $ 2,077,172             $  1,332,041

Mortgage notes receivable, net of an allowance for doubtful
   receivables of $5,018,000 and $4,576,000 at September 30, 1996
   and December 31, 1995, respectively (Note 4)                                   -                1,094,683

Accrued interest receivable, net of deferred interest of
   $4,849,164 and $3,928,180 at September 30, 1996 and
   December 31, 1995, respectively (Note 2)                               1,128,545                1,639,890

Deferred charges, net                                                           150                    1,950
                                                                        -----------             ------------
                                                                        $ 3,205,867             $  4,068,564
                                                                        ===========             ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                        $        10             $          9

Deferred revenue                                                                  -                    2,338
                                                                        -----------             ------------

                                                                                 10                    2,347
                                                                        -----------             ------------
Partners' equity:
   Limited partners - 2,568 units outstanding
   at September 30, 1996 and December 31, 1995                            3,176,547                4,028,303


   General partner                                                           29,310                   37,914
                                                                        -----------             ------------
                                                                          3,205,857                4,066,217
                                                                        -----------             ------------

                                                                        $ 3,205,867             $  4,068,564
                                                                        ===========             ============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF OPERATIONS

    FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (NOTE 1)


                                            For the Three    For the Nine     For the Three     For the Nine
                                            Months Ended     Months Ended     Months Ended      Months Ended
                                           Sept 30, 1996     Sept 30, 1996    Sept 30, 1995     Sept 30, 1995
                                           ---------------   --------------   --------------    -------------
   Revenues:

       Interest (Note 2)                   $       51,251    $     147,897    $      40,914       $  113,347

       Loan origination fees                            -            2,338            3,099            9,297
                                           --------------    -------------    -------------       ----------

                                                   51,251          150,235           44,013          122,644
                                           --------------    -------------    -------------       ----------
   Expenses:

       Operating                                   47,701           96,795            4,514           56,370

       Bad Debt (Reversal)                        442,000          912,000        ( 540,670)       ( 540,670)

       Amortization                                   600            1,800              600            1,800
                                           --------------    -------------    -------------       ----------

                                                  490,301        1,010,595        ( 535,556)       ( 482,500)
                                           --------------    -------------    -------------       ----------

          Net income (loss)                $    ( 439,050)   $   ( 860,360)   $     579,569       $  605,144
                                           ==============    =============    =============       ==========

Net income (loss) allocable to
   limited partners                        $    ( 434,659)   $   ( 851,756)   $     573,773       $  599,093

Net income (loss) allocable to
   general partner                                ( 4,391)         ( 8,604)           5,796            6,051
                                           --------------    -------------    -------------       ----------

Net income (loss)                          $    ( 439,050)   $   ( 860,360)   $     579,569       $  605,144
                                           ==============    =============    =============       ==========

Net income (loss) per limited
   partnership unit                        $        ( 168)   $       ( 332)   $         223       $      233
                                           ==============    =============    =============       ==========





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' EQUITY

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEAR ENDED DECEMBER 31, 1995 (NOTE 1)



                                                General                  Limited
                                                Partner                  Partners               Total
                                             -------------              -----------          ------------
Balance, December 31, 1994                   $      20,237              $ 2,278,289          $  2,298,526


   Net income                                       17,677                1,750,014             1,767,691
                                             -------------              -----------          ------------

Balance, December 31, 1995                          37,914                4,028,303             4,066,217


   Net loss                                        ( 8,604)               ( 851,756)            ( 860,360)
                                             -------------              -----------          ------------

Balance, September 30, 1996                  $      29,310              $ 3,176,547          $  3,205,857
                                             =============              ===========          ============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (NOTE 1)



                                                                            1996                      1995
                                                                        ------------                  --------
Cash Flows From Operating Activities
   Receipt of interest on Specific Loans and
     short-term investments                                             $    189,243           $    577,516

   Payment of operating costs                                                (96,795)               (51,885)
                                                                        ------------           ------------
       Net cash provided by  operating
          activities, net of distributions                                    92,448                525,631


Cash Flows From Financing Activities
   Loans to Affiliated Borrowers                                            (442,000)                     -

   Payment of Loans to Affiliated Borrowers                                1,094,683                      -
                                                                        ------------           ------------
       Net cash from financing activities                                    652,683                      -
                                                                        ------------           ------------
Cash and cash equivalents, beginning of
   year                                                                    1,332,041                204,315
                                                                        ------------           ------------
Cash and cash equivalents, end of period                                $  2,077,172           $    729,946
                                                                        ============           ============

RECONCILIATION OF NET INCOME (LOSS) TO CASH PROVIDED BY
   OPERATING ACTIVITIES:
   Net income (loss)                                                    $   (860,360)          $     25,575

   Adjustments to reconcile net income to
       net cash provided by operating activities:
       Amortization expense                                                    1,800                  1,200
       Bad Debt Expense                                                      442,000                      -

       Decrease in accrued interest receivable                               511,345                505,084

       Increase (decrease) in accounts payable                                     1                    (30)
       Decrease in deferred revenue                                           (2,338)                (6,198)
                                                                        ------------           ------------
          Net cash provided by operating
             activities, net of distributions                           $     92,448           $    525,631
                                                                        ============           ============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

(1)    SIGNIFICANT ACCOUNTING POLICIES:

       In the opinion of management, the accompanying audited and unaudited financial statements contain all adjustments necessary to present fairly the financial position of Hall Institutional Mortgage Fund Limited Partnership (the "Partnership"), as of September 30, 1996 and December 31, 1995, and the results of operations and changes in financial position for the nine months ended September 30, 1996 and 1995. The general partner of the Partnership is Hall Pension Fund Associates and the general partner of Hall Pension Fund Associates is Hall 1985 Management Associates (the "Managing General Partner").

       For a summary of additional significant accounting policies and other matters, see the notes to financial statements of the Partnership which are included in the Annual Report of Form 10-K for the year ended December 31, 1995.

(2)    ACCRUED INTEREST RECEIVABLE:

       The original loans made by the Partnership were to affiliated partnerships ("Affiliated Borrowers") which at the time of origination were secured only by a subordinate lien on the mortgaged real property which was pledged as security ("Specific Loans"). All of the Specific Loans have been modified and do not require payment of interest until either sale or refinancing of the Affiliated Borrower's real property or in some instances to the extent cash flow is available from the Affiliated Borrowers after the payment in full of the Affiliated Borrower's first lien mortgage or other amounts having priority. Certain of the Partnership's loans, through restructure and reorganization of Affiliated Borrowers, are in full or part subordinated to the return of equity in addition to being subordinate to senior indebtedness of the Affiliated Borrower. Accordingly, in the first nine, six and three months of 1996, the Partnership accrued interest of $525,426, $351,745 and $178,064 respectively, of which $450,984, $300,656 and $150,328 was deferred.

       In February 1995, three of the Affiliated Borrowers, along with 25 other partnerships (collectively hereafter referred to as the "Hall LPs"), entered into a transaction with affiliates of NHP, Inc., Paine Webber and Hall Financial Group, Inc. whereby the properties were transferred to separate limited partnerships (the "New LPs") by the respective Affiliated Borrowers (the "NHP Transaction"). As a result of the NHP Transaction, Lanetree Associates Limited Partnership, Twintree Associates Limited Partnership and Coachtree Associates Limited Partnership ("NHP Transaction Partnerships") each hold a limited partnership interest in its respective New LP in which affiliates of NHP, Inc. and Paine Webber are general partners. As part of the NHP Transaction, the senior mortgage for each property involved in the NHP Transaction was paid in full. In addition, as part of the NHP Transaction, each Hall LP (including the NHP Transaction Partnerships) received cash at closing, and is entitled to a defined priority equity amount in the New LPs (the "Preferred Equity") and an annual return on the Preferred Equity of 6% per annum (the "Operational Preference") provided that all of the Hall LPs have been paid the full amountof the Operational Preference due at the end of each calender quarter.

       In the event all of the Hall LP's have not bee paid the amount of the Operational Preference due at the end of each calender quarter, the annual return on the Preferred Equity in calculating the Operational Participation increases to 9% per annum (hereafter referred to as a "Non-Major Default"). A Non-Major Default occurred in April 1996, and is continuing. In addition to Operational Preference, each NHP Transaction Partnership is entitled to a priority return of the Preferred Equity and any accrued and unpaid Operational Preference upon refinancing or sale of the properties over other equity classes and a 20% participation in net proceeds available from sale or refinancing after payment of the Preferred Equity and any accrued and unpaid Operational Preference ("Sale or Refinancing Participation Proceeds"). As a condition of the NHP Transaction, the Partnership was required to release its second lien positions and retain unsecured loans from the NHP Transaction Partnerships for the remaining balances on their respective Specific Loans. The remaining balances on the NHP Transaction Partnerships' Specific Loans have the same economic and payment terms as prior to the NHP Transaction. Lanetree Associates Limited Partnership distributed $569,419 to the Partnership in March 1995 in partial payment of its loan obligation to the Partnership from proceeds it received at closing of the NHP Transaction. There were not sufficient proceeds at closing (after the payment of priority repayments) to distribute funds to the Partnership from Coachtree Associates Limited Partnership or Twintree Associates Limited Partnership. However, the NHP Transaction Partnerships remain obligated to the Partnership pursuant to each partnership's Bankruptcy Plan. The terms of the Preferred Equity held by the NHP Transaction Partnerships provide that defined amounts be paid not later than December 10, 2000. NHP, Inc. has the option to pay the Preferred Equity amounts due the NHP Transaction Partnerships at an earlier date at a discounted amount. If NHP, Inc. exercises its option within twenty-one months of the original transaction date, or November 7, 1996, it would result in the following estimated payments, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default had not occurred, to the Partnership from each of the NHP Transaction Partnerships:

               Coachtree  . . . . . . . . . . . . . . . .  $177,960
               Lanetree . . . . . . . . . . . . . . . .  $1,167,626
               Twintree . . . . . . . . . . . . . . . . .  $381,815

       The amounts the Partnership would receive on December 10, 2000, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default had not occurred, is estimated to be:

               Coachtree  . . . . . . . . . . . . . . . .  $334,743
               Lanetree . . . . . . . . . . . . . . . .  $1,167,626
               Twintree . . . . . . . . . . . . . . . . .  $561,409

       During the first three months of 1996, two Affiliated Borrowers, Lanetree Associates Limited Partnership and Hall Seven Trails Associates ("Arrowtree"), repaid accrued interest to the Partnership of $71,512 and $44,274, respectively. In the second quarter of 1996, based on an updated analysis, management increased the reserve for accrued interest receivable by $470,000.

(3)    DISTRIBUTIONS TO PARTNERS:

       There were no partner distributions paid during the first nine months of 1996.

(4)    MORTGAGE NOTES RECEIVABLE:

       In January 1996, Northtree Associates Limited Partnership ("Candlewick"), an Affiliated Borrower, refinanced the Candlewick apartments' mortgages. The property was refinanced with a new $5.0 million first lien mortgage which accrues interest at 7.58% with principal and interest payments due monthly based on a 22-year amortization schedule through maturity on February 1, 2003. As a condition of the refinancing agreement, the Partnership was required to release its second lien position and retain an unsecured recourse promissory note from Candlewick for the remaining balance on Candlewick's Specific Loan. The remaining balance on the Candlewick Specific Loan has the same economic terms as prior to the refinancing. The Partnership believes it was in its best interest to release its second lien position to allow the refinancing to be consummated, thereby decreasing Candlewick's first lien mortgage interest rate and extending the maturity date.

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

       In August 1996, Hall Brambletree Associates Limited Partnership ("Brambletree"), an Affiliated Borrower, refinanced the Brambletree apartments' mortgages. The property was refinanced with a new $6.105 million first lien mortgage which accrues interest at 8.245% with principal and interest payments due monthly based on a 30- year amortization schedule through maturity on September 1, 2006. As a condition of the refinancing, the Partnership was required to loan Brambletree an additional $442,000 with the same terms as the Brambletree Specific Loan. Along with the additional loan, the Partnership was required to release its second lien position and retain an unsecured recourse promissory note from Brambletree for the remaining balance on Brambletree's Specific Loan. The remaining balance on the Brambletree Specific Loan has the same economic terms as prior to the refinancing. The Partnership believes it was in its best interest to release its second lien position to allow the refinancing to be consummated, thereby decreasing Brambletree's first lien mortgage interest rate and extending the maturity date.

       The Partnership updated an analysis of the collectibility of its mortgage notes receivable at December 31, 1995. The Partnership reversed bad debt reserves totaling $1,653,386 during 1995 primarily based on interest payments received during 1995 the principal and interest payments received in connection with the Arrowtree refinancing discussed above. During the third quarter of 1996, the Partnership reserved the $442,000 advanced to Brambletree.

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

       The Partnership's ability to pay distributions to the general and limited partners was, prior to the NHP Transaction, materially affected by the non-payment of interest on the loans owed by Affiliated Borrowers. It has not yet been determined whether there will be distributions from operations in 1996 as a result of the NHP Transaction and certain Affiliated Borrowers' refinancing of their underlying debts. As of September 30, 1996, certain of the Affiliated Borrowers were not making payments to the Partnership. Accordingly, during the first nine, six and three months of 1996, the Partnership deferred $450,984, $300,656 and $150,328 respectively of accrued interest income. The Partnership expects to continue to defer a majority of the accrued interest quarterly through December 31, 1996. Interest accrued on Lanetree Associates Limited Partnership is being recognized as income as a result of the December 31, 1995 analysis of collectibility of mortgage notes receivable and the NHP Transaction.


       RESULTS OF OPERATIONS -

       The Partnership recorded net (loss) and income of $(860,360), and $605,144 for the nine months ended September 30, 1996 and 1995, respectively. During the first nine, six and three months of 1996, $73,456, $45,557 and $5,678 respectively of interest income was earned on short-term investments. In the six and three month period ending September 30, 1996, and June 30, 1996, the Partnership incurred professional fees of approximately $72,097 and $31,000 respectively related to analyzing the value of the mortgage receivables (see Note 5). Accounting fees of approximately $5,500 relating to the December 31, 1995, audit were also incurred in the second quarter of 1996. Due to an updated analysis, the Partnership recorded $470,000 as bad debt expense in the second quarter of 1996. In the third quarter of 1996, the Partnership recorded as bad debt expense, the $442,000 advance made in connection with Brambletree's refinancing.

PART II.     OTHER INFORMATION:

ITEM 1.      LEGAL PROCEEDINGS

             The Partnership is not a party to any material legal proceedings.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (A)     Exhibit 27 - Financial Data Schedule

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


HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

By:   Hall Pension Fund Associates,
      its General Partner

      By:   Hall 1985 Management Associates Limited Partnership
            its General Partner

            By:   Hall Apartment Associates, Inc.,
                  its Managing General Partner


            By:    /s/ Don Braun               Date:    September 14, 1996
                  ------------------------            -------------------------
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



            By:    /s/ Don Braun               Date:    September 14, 1996
                  ------------------------            -------------------------
                  Don Braun
                  President/Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
