Form 10-K/A
period 1995-12-31
HALL INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-01-17
CIK 757004

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

                Annual Report Pursuant to Sections 13 or 15 (d)

                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995

                         Commission File Number 2-94249


              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP
                              (name of registrant)

             Arizona                                    75-1982134
     (State of Organization)                     (I.R.S. employer ID No.)

                            4455 East Camelback Road
                                  Suite A-200
                            Phoenix, Arizona  85018
                    (address of principal executive office)

                                 (602) 840-0060
                        (registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X          No
                   ---            ---

Documents Incorporated by Reference

None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Hall Institutional Mortgage Fund:

We have audited the accompanying balance sheets of Hall Institutional Mortgage Fund (an Arizona limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the management of Hall Institutional Mortgage Fund (the "Partnership"). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hall Institutional Mortgage Fund as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As further discussed in Note 7 to the financial statements, in February 1996, the Partnership learned that certain transactions it had entered into during 1995 had caused the Partnership to be in violation of the 1940 Investment Company Act (the "1940 Act"). The Partnership is applying for an exemption under the 1940 Act and is planning to solicit the approval of the partners concerning alternatives to liquidate the Partnership. One of the alternatives would require an immediate liquidation of all Partnership assets and subsequent dissolution. The accompanying financial statements have not been prepared on the liquidation basis of accounting, as it is not determinable if an immediate liquidation of the Partnership will be required. This uncertainty raises substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule XII is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Dallas, Texas,                          /s/ ARTHUR ANDERSON L.L.P.
   April 8, 1996

                        HALL INSTITUTIONAL MORTGAGE FUND


                        DECEMBER 31, 1995, 1994 AND 1993

                        HALL INSTITUTIONAL MORTGAGE FUND

                                 BALANCE SHEETS

                      DECEMBER 31, 1995 AND 1994 (NOTE 1)



ASSETS                                                                             1995                  1994
------                                                                        -------------         ------------
Cash and cash equivalents (Note 2)                                            $   1,332,041         $    204,315

Mortgage notes receivable - affiliates, net of an allowance
   for doubtful receivables of $4,576,000 and $5,571,770
   in 1995 and 1994, respectively (Note 3), and net of loan
   origination fees of $2,338 and $14,734 for 1995 and 1994
   respectively (Note 1 and 4)                                                    1,092,345              600,911

Accrued interest receivable - affiliates, net of deferred interest and an allowance for doubtful interest receivable
   of $3,928,180 and $4,826,539 in 1995 and
   1994, respectively (Note 3)                                                    1,639,890            1,488,973

Deferred charges, net                                                                 1,950                4,350
                                                                              -------------         ------------
                                                                              $   4,066,226         $  2,298,549
                                                                              =============         ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable                                                              $           9         $         23


Partners' equity:
   Limited partners - 2,568 units outstanding
   at December 31, 1995 and 1994                                                  4,028,303            2,278,289

   General Partner                                                                   37,914               20,237
                                                                              -------------         ------------
                                                                                  4,066,217            2,298,526
                                                                              -------------         ------------

                                                                              $   4,066,226         $  2,298,549
                                                                              =============         ============

             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                            STATEMENTS OF OPERATIONS

         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (NOTE 1)



Revenues:                                              1995              1994               1993
                                                   ------------      ------------       -----------
  Interest and loan origination
     fees from affiliates (Notes 3 and 4)          $    177,535      $     26,524       $    50,494

  Gain on debt settlement (Note 3)                            -                 -            75,000
                                                   ------------      ------------       -----------

                                                        177,535            26,524           125,494
                                                   ------------      ------------       -----------


Expenses:

  Operating                                              60,830            32,255            47,928

  Bad debt reversal (Note 3)                         (1,653,386)       (1,923,618)                -

  Amortization                                            2,400             2,400             2,400
                                                   ------------      ------------       -----------

                                                     (1,590,156)       (1,888,963)           50,328
                                                   ------------      ------------       -----------

     Net income                                    $  1,767,691      $  1,915,487       $    75,166
                                                   ============      ============       ===========


Net income allocable to
  limited partners                                 $  1,750,014      $  1,896,332       $    74,414

Net income allocable to
  General Partner                                        17,677            19,155               752
                                                   ------------      ------------       -----------

Net income                                         $  1,767,691      $  1,915,487       $    75,166
                                                   ============      ============       ===========

Net income per limited
  partnership unit                                 $        681      $        738       $        29
                                                   ============      ============       ===========




             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                         STATEMENTS OF PARTNERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (NOTES 1 AND 5)



                                           General              Limited
                                           Partner              Partners             Total
                                       ---------------      ----------------    ---------------
Balance, December 31, 1992               $    1,046           $   307,543         $   308,589


  Net income                                    752                74,414              75,166
                                         ----------           -----------         -----------

Balance, December 31, 1993                    1,798               381,957             383,755


  Distributions                                (716)                    -                (716)

  Net income                                 19,155             1,896,332           1,915,487
                                         ----------           -----------         -----------

Balance, December 31, 1994                   20,237             2,278,289           2,298,526


  Net income                                 17,677             1,750,014           1,767,691
                                         ----------           -----------         -----------

Balance, December 31, 1995               $   37,914           $ 4,028,303         $ 4,066,217
                                         ==========           ===========         ===========





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                            STATEMENTS OF CASH FLOWS

         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (NOTE 1)



                                                             1995             1994               1993
                                                      ----------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Receipt of interest on Specific Loans - affiliates
  and short-term investments                          $     1,188,570     $       8,596     $       8,311
Proceeds from debt settlement                                       -                 -            75,000
Payment of operating costs                                    (60,844)          (33,735)          (46,425)
                                                      ---------------     -------------     -------------
  Net cash provided by (used in) operating activities,
    net of distributions                                    1,127,726           (25,139)           36,886
                                                      ---------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to Affiliated Borrowers                                       -                 -          (181,000)
Distribution paid                                                   -            (2,083)                -
                                                      ---------------     -------------     -------------
  Net cash used in financing activities                             -            (2,083)         (181,000)
                                                      ---------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents        1,127,726           (27,222)         (144,114)

Cash and cash equivalents, beginning of year                  204,315           231,537           375,651
                                                      ---------------     -------------     -------------
Cash and cash equivalents, end of year                $     1,332,041     $     204,315     $     231,537
                                                      ===============     =============     =============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:
  Net income                                          $     1,767,691     $   1,915,487     $      75,166
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Bad debt reversal                                      (1,653,386)       (1,923,618)                -
    Amortization expense                                        2,400             2,400             2,400
    Amortization of deferred revenue                          (12,396)          (17,928)          (42,183)
    Decrease in accrued interest receivable                 1,023,431                 -                 -
    Increase (decrease) in accounts payable                       (14)           (1,480)            1,503
                                                      ---------------     -------------     -------------
        Net cash provided by (used in) operating
        activities, net of distributions              $     1,127,726     $     (25,139)    $      36,886
                                                      ===============     =============     =============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                         NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    Hall Institutional Mortgage Fund, an Arizona limited partnership (the "Partnership"), was formed on October 12, 1984. The general partner of the Partnership is Hall Pension Fund Associates (the "General Partner") and the general partner of Hall Pension Fund Associates is Hall 1985 Management Associates Limited Partnership (the "Managing General Partner"). The Partnership has invested in subordinated mortgages with affiliated partnerships (the "Affiliated Borrowers") which were primarily secured by income-producing real estate. The investments were made during 1985, 1986 and 1987 (except for the Arrowtree Loan hereinafter defined). The limited partners in the Partnership are primarily qualified pension, profit sharing and other retirement trusts and plans, commingled trust funds managed by banks for such trusts, government pension and retirement trusts, individual retirement accounts, Keogh plans, certain endowment funds and other institutional investors intended to be exempt from federal income taxation. The Partnership also accepted nontax-exempt investors who desired current taxable income from mortgage investments in real estate.

    BASIS OF PRESENTATION -

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION -

    Interest income derived from mortgage notes receivable is deferred to the extent the underlying mortgage notes receivable are determined, by the Managing General Partner, to be either partially or completely uncollectible on the basis described in note 3. If in future periods such mortgage notes receivable and related interest are deemed to be collectible, the deferred interest income will be recognized. Deferred interest is classified in the accompanying balance sheets as a reduction in accrued interest receivable.

    Cash receipts on impaired loans are first applied to recognize previously deferred interest and then as a reduction of accrued interest and then finally as a reduction of principal.

    For the purpose of the statement of cash flows the Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    INCOME TAXES -

    The Partnership is not subject to federal, state, or local income taxes and, accordingly, none have been provided in the accompanying financial statements. Such taxes are the responsibility of the partners and are, therefore, included in their individual tax returns.


    LOAN ORIGINATION FEE -

    A 3 percent loan origination fee was earned by the Partnership on each participating mortgage loan made. This revenue was initially deferred and is being recognized ratably over the life of the specific related loans.

    AMORTIZATION OF ORGANIZATION COSTS -

    Organization costs are amortized on a straight-line basis over twelve years.

    ALLOCATION OF PROFIT AND LOSS -

    Partnership net profits are allocated 99 percent to the limited partners and 1 percent to the General Partner. Net losses are allocated to the limited partners and General Partner in proportion to the positive balances in their capital accounts. However, all net losses will be allocated to the General Partner if the allocation to the limited partners would result in a negative capital account balance for the limited partners.

    DISTRIBUTIONS OF DISTRIBUTABLE CASH FROM OPERATIONS
      AND SURPLUS FUNDS -

    Distributable cash from operations and surplus funds, as defined, is allocated 99 percent to the limited partners and 1 percent to the General Partner. However, the General Partner, exercising reasonable discretion, may retain in the Partnership all or any part of the funds available for distributions to meet the working capital needs of the Partnership (see
    Note 2).

    NET INCOME PER LIMITED PARTNERSHIP UNIT -

    Net income per limited partnership unit ("Unit") is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 2,568 Units outstanding in 1995, 1994 and 1993.

(2) CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents at December 31, 1995 and 1994, consisted of the following:


                                               1995          1994
                                           -----------    ---------
        Cash                               $    55,804    $  44,898
        Certificates of deposit/Money
          Market account                     1,276,237      159,417
                                           -----------    ---------
                                           $ 1,332,041    $ 204,315
                                           ===========    =========


    Under the terms of the partnership agreement, the General Partner is required to maintain in the Partnership reasonable cash reserves for working capital and contingencies in an amount of not less than 1% of invested capital, as defined ($74,400 and $78,400 in 1995 and 1994 respectively). The Partnership maintained the required working capital reserve at December 31, 1995 and 1994.

(3) MORTGAGE NOTES RECEIVABLE:

    The Partnership's loans to Affiliated Borrowers (see notes 1 and 4 for relationship) are nonrecourse obligations of the Affiliated Borrowers and certain of the loans are secured by a subordinate lien on the mortgaged real property which is pledged as security. The Partnership has released its second lien position on certain of the loans to Affiliated Borrowers (see below and Notes 6 and 7). All loans, except a certain amount advanced to Hall Seven Trails Associates, as more fully discussed hereafter (the "Arrowtree Loan"), made by the Partnership to the Affiliated Borrowers were subject at the time of origination to the rights and restrictions set out in a specified loan agreement ("Model Loan Agreement") and two specified forms of notes ("Participating Notes"). Such loans are hereafter referred to as "Specific Loans". As described hereinafter, all of the Specific Loans set out in the Model Loan Agreement and the Participating Notes have been modified subsequent to their origination. As a result of a detailed analysis the Partnership performs on the estimated values of the underlying assets relating to and impacting the collectibility of the Specific Loans, as hereafter described, certain amounts of the Specific Loans have been reserved through bad debt provisions. The following table describes the terms and status of outstanding Specific Loans at December 31, 1994 and 1995:


                       Outstanding Principal
                            Loan Amount                                        Property
    Borrower           1994             1995              Location              Accrue     Status
                       ----             ----              --------              ------     ------
    Arrowtree       $  850,000       $  913,683            Okemos, MI             (A)      Modified
    Brambletree      1,751,000        1,751,000           Garland, TX            7.00%     Modified
    Twintree           720,000          720,000         Albuquerque, NM          8.00%     Modified

    Midtree             410,000          410,000       Albuquerque, NM          8.00%     Modified
    Fawntree            550,000                -       Albuquerque, NM          N/A       Retired
    Lanetree            620,000          620,000       Albuquerque, NM          8.00%     Modified
    Candlewick          460,000          460,000       Albuquerque, NM          8.00%     Modified
    Coachtree           615,000          615,000       Albuquerque, NM          8.00%     Modified
                    -----------      -----------
                    $ 5,976,000      $ 5,489,683
                    ===========      ===========



    The following table shows the changes in the Partnership's allowance for loan losses for the years ending December 31, 1995 and 1994.

                                                            1995              1994
                                                            ----              ----
    Balance at beginning of period                      $5,571,770       $5,976,000

    Allowance recorded on loans                             33,268          211,415
    Recovery of prior loans                                      -                -
    Reduction in allowance for loan losses              (1,029,038)        (615,645)
                                                        ----------       ----------
    Balance at end of period                            $4,576,000       $5,571,770
                                                        ==========       ==========

    The following table shows the changes in the Partnership's allowance for interest receivable losses for the years ending December 31, 1995 and 1994.

                                                           1995              1994
                                                           ----              ----
    Balance at beginning of period                      $4,826,539       $6,139,271
    Allowance recorded on interest receivables             684,119          868,181
    Recovery of prior losses                                     -                -
    Reduction in allowance for interest receivable      (1,582,478)      (2,180,913)
                                                        ----------       ----------
    Balance at end of period                            $3,928,180       $4,826,539
                                                        ==========       ==========


    (A) Arrowtree's Specific Loan accrual rate is equal to the principal payments Arrowtree makes on its first lien mortgage.

    The Partnership periodically reviews the amount of reserves which are necessary on both its mortgages and interest receivables. Previously, the process of reviewing the amount of reserves was based on the current market value of each Affiliated Borrower's asset holdings and where the Partnership stands in relation to the Affiliated Borrower's other creditors. Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS #114). SFAS #114 required the Partnership to evaluate its mortgage notes for impairment based on a measurement of the present value of expected future cash flows, the loans observable market price, or the fair value of the loans collateral if the loan is collateral dependent. In accordance with SFAS #114, the Partnership obtained a third-party appraisal of its mortgages and interest receivables which estimated values of the Partnership's mortgages and interest receivables ranging from $1,275,000 - $1,600,000, exclusive of amounts received in connection with the Arrowtree refinancing (see Note 8). The accompanying financial statements reflect the results of the receivables appraised values at December 31, 1995, and is based on the upper end of the valuation range.

    The resulting appraised valuations were based on the discounted cash flow analysis' of the underlying properties (discounted at 12%) assuming a five-year holding period with a sale occurring at the end of the fifth year. The total discounted cash flows were further discounted (at 50%-60%) to compensate for the risk associated with owning a minority non-controlling equity interest which the Partnership is deemed to possess as a lender to each of the Affiliated Borrowers.

    For the years ended December 31, 1995 and 1994, respectively, the Partnership reversed bad debt reserves totaling $1,653,386 and $1,923,618. The amounts reversed during 1995 were primarily based on interest payments received during the year on previously reserved amounts and the expected principal payments to be received in connection with the Arrowtree refinancing discussed in Note 8. The amounts reversed during 1994 were based upon management's process of reviewing the necessary reserves as discussed above and resulted from the increased values of the properties that collateralized the mortgage notes at that time. There was no change in the reserve during 1993.

    On November 1, 1995, Midtree Associates, Ltd. ("Midtree") refinanced the Midtree apartments' mortgages. The first lien mortgage in place prior to the refinancing had an original maturity date of August 1, 1995, but was extended to allow Midtree time to secure the refinancing proceeds. As part of the overall refinancing, the property was transferred to Phoenix Square Associates, Ltd. ("New Midtree"), with Midtree retaining a 99% interest in New Midtree. The property was refinanced with a new $4.2 million first lien which accrues interest at 8.1% through maturity on November 1, 2002. Monthly principal and interest payments are based on a 30-year amortization schedule. As a condition of the refinancing, the Partnership was required to release its second lien position and retain an unsecured loan from Midtree for the remaining balance on Midtree's Specific Loan. The remaining balance on the Midtree Specific Loan has the same economic and payment terms as prior to the refinancing. The Partnership believes it was in its best interest to agree to release its second lien position pursuant to the refinancing. By doing so, Midtree was able to avoid foreclosure on its underlying property from the original first lien holder and reduce the interest rate on the first lien from 12%.

    Hall Seven Trails Associates ("Arrowtree") completed an agreement with Prudential Insurance Company ("Prudential") in 1994 regarding restructuring its first lien encumbrance on which Arrowtree had been in default since March 1, 1989. The agreement with Prudential required Arrowtree to raise $345,000 in cash and funding commitments (the "New Capital") to fund a capital improvement escrow account, pay the lender's administrative costs, and to bring debt service current under its new terms. Arrowtree issued a capital call to equity investors and raised approximately $171,000 of the New Capital. The Partnership loaned Arrowtree $181,000 ("Arrowtree Reorganization Advance") with such funds being used by Arrowtree as part of the New Capital. The Arrowtree Reorganization Advance accrues interest at 10% compounded monthly beginning January 1, 1994. Interest and principal on the Arrowtree Reorganization Advance was deferred and reserved, respectively, in 1994. Pursuant to the Partnership's analysis of the collectibility of receivables from the Affiliated Borrowers, a portion of this reserve was reversed in 1995. In 1994, the Partnership modified its Specific Loan from Arrowtree to agree with various modifications called for as part of the agreement with Prudential and in the Arrowtree plan of reorganization (the "1994 Arrowtree Modification"). The 1994 Arrrowtree Modification provided that repayment of the principal portion of Arrowtree's Specific Loan and the repayment of the Arrowtree Reorganization Advance and its related accrued interest is subordinate to Prudential receiving their entire first lien and related accrued interest. The interest portion of Arrowtree's Specific Loan, in addition to being subordinate to Prudential, is also subordinate to the repayment of all the New Capital contributed by equity investors plus a 10% annual preference on such funds. The Partnership believes it was in its best interest to have consented to the 1994 modification of the first lien, to have consented to the 1994 Arrowtree Modification, and to make the Arrowtree Reorganization Advance. As a result of these events, the Partnership was able to retain its second lien on the property since the first lien was not assumable by the Partnership and the Partnership did not have the capability of paying off the first lien. As of December 31, 1995, the Arrowtree Reorganization Advance was secured by the Partnership's second lien on the property.

    A plan of reorganization (the "Plan") for Hall Brambletree Associates ("Brambletree") was confirmed on May 19, 1993. According to the Plan, the principal and interest of $2,037,324 due to the Partnership on its mortgage note receivable will bear interest at 7% per annum beginning January 1, 1993. Property cash flow and sale and refinance proceeds will be allocated first to the investors who provided additional equity of $250,000 to Brambletree as part of the Plan (the "Participating Investors"), plus a 12% annual preference, then 50% to the Participating Investors and 50% to Hall Financial Group, Inc. ("HFGI") and the Partnership to be shared pro rata until HFGI and the Partnership are paid in full, and then 100% to the Participating Investors.

    The Partnership, Hall Buckingham Associates ("Buckingham"), and Buckingham's senior mortgage holder signed an agreement on July 15, 1993 wherein the Partnership released Buckingham of its mortgage note receivable in return for consideration of $75,000. The Partnership recognized a $75,000 gain on debt settlement in 1993 since the Buckingham mortgage note had been fully reserved in prior periods.

    Fawntree Associates, Ltd. ("Fawntree"), an Affiliated Borrower, was sold for $6,400,000 on June 15, 1995. After the satisfaction of all claims having priority over the Partnership, Fawntree distributed $582,682 to the Partnership per the terms on the Fawntree Specific Loan. The Partnership had previously reserved the entire amount of the Fawntree Specific Loan. As a result of the sale of the property in 1995 and related payment to the Partnership, the Partnership reversed the reserve related to the repayment and wrote off the remaining accrued but unpaid interest of $397,408 and principal balance of $550,000 against the related reserves.

    In February 1995, three of the Affiliated Borrowers entered into a transaction with affiliates of NHP, Inc., Paine Webber and HFGI whereby the properties were transferred to separate limited partnerships (the "New LPs") by the respective Affiliated Borrower (the "NHP Transaction"). As a result of the NHP Transaction, Lanetree Associates Limited Partnership, Twintree Associates Limited Partnership and Coachtree Associates Limited Partnership ("NHP Transaction Partnerships") each hold a limited partnership interest in its respective New LP in which affiliates of NHP, Inc. and Paine Webber are general partners. As part of the NHP Transaction, the senior mortgage for each property involved in the NHP Transaction was paid in full. In addition, as part of the NHP Transaction, each NHP Transaction Partnership received cash at closing, and is entitled to a defined priority equity amount in the New LPs (the "Preferred Equity") and an annual return on the Preferred Equity of 6% per annum provided that all of the New LPs have been paid in full at the end of each calender quarter ("Operational Participation Proceeds"). In the event all of the New LPs have not been paid in full for Operational Participation Proceeds at the end of each calender quarter, the annual return on the Preferred Equity in calculating Operational Participation Proceeds increases to 9% per annum (hereafter referred to as a "Non- Major Default"). In addition to Operational Participation Proceeds, each NHP Transaction Partnership is entitled to a priority return of the Preferred Equity and any accrued and unpaid Operational Participation Proceeds upon refinancing or sale of the properties over other equity classes and a 20% participation in net proceeds available from sale or refinancing after payment of the Preferred Equity and any accrued and unpaid Operational Participation Proceeds ("Sale or Refinancing Participation Proceeds"). Lanetree Associates Limited Partnership distributed $569,419 to the Partnership in March 1995 in partial payment of its loan obligation to the Partnership from proceeds it received at closing of the NHP Transaction. There were not sufficient proceeds at closing (after the payment of priority repayments) to distribute funds to the Partnership from Coachtree Associates Limited Partnership or Twintree Associates Limited Partnership. However, the NHP Transaction Partnerships remain obligated to the Partnership pursuant to each partnership's Bankruptcy Plan. The terms of the Preferred Equity held by the NHP Transaction Partnerships provided that defined amounts be paid not later than December 10, 2000. NHP, Inc. has the option to pay the Preferred Equity amounts due the NHP Transaction Partnerships at an earlier date at a discounted amount. If NHP, Inc. exercises its option within twenty-one months of the original transaction date, or November 7, 1996, it would result in the following estimated payments, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default has not occurred, to the Partnership from each of the NHP Transaction Partnerships:

            Coachtree         $177,960
            Lanetree        $1,167,626
            Twintree          $381,815

    The amounts the Partnership would receive on December 10, 2000, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default has not occurred, is estimated to be:

            Coachtree         $334,743
            Lanetree        $1,167,626
            Twintree          $561,409

    As of April 8, 1996, a Non-Major Default had occurred in the NHP
    Transaction.

(4) TRANSACTIONS WITH AFFILIATES:

    Loan origination fees of $12,396, $17,928 and $42,183 were recognized in 1995, 1994 and 1993, respectively. In 1995, pursuant to the Partnership's analysis of the collectibility of receivables from the Affiliated Borrowers, interest income of $128,670 was recognized on the Specific Loan from Lanetree Associates Limited Partnership. No interest income was recognized on Specific Loans in 1994 or 1993. The interest income is net of deferred interest of $673,397, $849,228, and $971,098 on non-performing mortgage notes receivable in 1995, 1994 and 1993, respectively.

    The General Partner, the Managing General Partner and the Affiliated Borrowers are all affiliates of HFGI whose majority shareholder is Mr. Craig Hall. As is more fully discussed in the Partnership's Annual Report on Form 10-K, Part II, Item 7, certain of the limited partnerships affiliated with HFGI have experienced cash flow deficits due primarily to overbuilding and poor economic conditions in the market areas in which they operate. Certain of these cash flow deficits have been and are being funded by HFGI. HFGI may be unwilling or unable to provide additional cash deficit funding to the Affiliated Borrowers and there can be no assurance such funding will be available from other sources.

(5) DISTRIBUTIONS TO PARTNERS:

    During the year ended December 31, 1994, distributions of $2,083 (of which $1,367 had been previously accrued) were paid to the General Partner. No distributions were made in 1995 or 1993. Such distributions were made in accordance with the partnership agreement which requires quarterly distributions of Partnership distributable cash flow, as defined.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Partnership to disclose the estimated fair values of its financial instruments.

    The carrying amount of the Partnership's cash and cash equivalents approximates its fair value due to the short maturity of these instruments. The Partnership's mortgage note receivables and accrued interest receivables have been recorded at their estimated fair value based upon an independent third-party appraisal (see Note 3).

(7) INVESTMENT ACT OF 1940:

    The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In February 1996, the Partnership's attorneys advised the Partnership that the release of the second lien positions on certain of the loan receivables could cause the Partnership to be treated as an investment company under the 1940 Investment Company Act (the "1940 Act") by the Securities and Exchange Commission. The Partnership cannot become an investment company under the 1940 Act because it is in conflict with its partnership agreement and the purpose of the original offering. The Partnership, however, is in the process of applying for a "no action" letter from the Securities and Exchange Commission based on the position that the 1940 Act provides for an exemption for companies not to be considered investment companies if they adopt a plan of liquidation. In the original offering, it was anticipated that when the loans were repaid, the funds would be distributed back to the unit holders rather than being allowed to be reinvested. Therefore, based upon the Partnership's original partnership documents, the intent was to have a liquidating fund after all the initial loans were made. In order to adopt a liquidating plan, a proxy will be sent to each unit holder for their vote. Under the liquidation plan proxy, the unit holders will be asked to choose one of two alternatives. A majority vote (over 50%) for either alternative will determine the treatment of all unit holders.

    The first alternative would be an immediate liquidation of the Partnership based on a sale of all the loans receivable to HFGI for $1.6 million. This amount was determined by taking the highest range of value as determined by an independent third party appraisal. The proceeds from the sale of the loans receivable plus the cash on hand will then be distributed to the unit holders based upon their percentage interest. The Partnership would then be dissolved.

    The second alternative is to make a distribution to the unit holders from current funds available and to collect whatever additional loan proceeds are realized over a five year period of time. Any Partnership loan receivables which are still outstanding at the end of the five years will be appraised by an independent third party appraiser and the Partnership will then offer for sale the remaining loan receivables from the Partnership at such appraised value. The proceeds from the sale of the loans at the end of five years, as well as any remaining cash on hand will then be distributed pro rata to the unit holders of the Partnership and the Partnership will be terminated.

    Management expects a proxy statement will be sent out within 90 days from March 31, 1996 to all unit holders, as well as a request for a no action letter from the Securities and Exchange Commission.

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

(8) SUBSEQUENT EVENTS:

    In January 1996, Northtree Associates Limited Partnership ("Candlewick") refinanced the Candlewick apartments' mortgages. The property was refinanced with a new $5.0 million first lien mortgage which accrues interest at 7.58% with principal and interest payments due monthly based on a 22-year amortization schedule through maturity on February 1, 2003. As a condition of the refinancing agreement, the Partnership was required to release its second lien position and retain an unsecured loan from Candlewick for the remaining balance on Candlewick's Specific Loan. The remaining balance on the Candlewick Specific Loan has the same economic terms as prior to the refinancing. The Partnership believes it was in its best interest to release its second lien position to allow the refinancing to be consummated, thereby decreasing Candlewick's first lien mortgage interest rate and extending the maturity date.

    In January 1996, the Arrowtree apartments' mortgages were refinanced. As part of the overall refinancing, the property was transferred to Arrowtree Properties, Ltd. ("New Arrowtree"), with Arrowtree retaining a 99% interest in New Arrowtree. The property was refinanced with a new $2.75 million first lien mortgage which accrues interest at 7.57% with principal and interest payments due monthly. The refinancing allowed Arrowtree to repay the Partnership in full the principal and accrued interest on the Arrowtree Reorganization Advance and to make a partial payment of approximately $913,000 on Arrowtree's Specific Loan. As a condition of the refinancing agreement, however, the Partnership was required to release its second lien position and retain an unsecured loan from Arrowtree for the remaining balance on Arrowtree's Specific Loan. The remaining balance on the Arrowtree Specific Loan has the same economic and payment terms as prior to the refinancing.

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


HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

By:    Hall Pension Fund Associates,
       its General Partner

       By:    Hall 1985 Management Associates Limited Partnership
              its  General Partner

              By:    Hall Apartment Associates, Inc.,
                     its Managing General Partner

              By:    /s/ DON BRAUN                  Date: January 17, 1996
                     ----------------------------         --------------------
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


              By:    /s/ DON BRAUN                  Date: January 17, 1996
                     ----------------------------         --------------------
                     Don Braun
                     President/Treasurer