Form 10-Q/A
period 1996-09-30
HALL INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-01-17
CIK 757004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549



                                  FORM 10-Q/A



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

                                 BALANCE SHEETS

               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (NOTE 1)



                                                                                September 30,          December 31,
                                                                                     1996                  1995
                                                                               ----------------       ---------------
                                                                                 (Unaudited)
ASSETS
------

Cash and cash equivalents (Note 2)                                             $  2,077,172           $  1,332,041

Mortgage notes receivable - affiliates, net of an allowance for doubtful receivables of $5,018,000 and $4,576,000 at September 30, 1996
   and December 31, 1995, respectively (Note 4) and net of loan
   origination fees of $2,338 for 1995                                                    -              1,092,345

Accrued interest receivable - affiliates, net of deferred interest of
   $4,377,709 and $3,928,180 at September 30, 1996 and
   December 31, 1995, respectively (Note 2)                                       1,600,000              1,639,890

Deferred charges, net                                                                   150                  1,950
                                                                               ------------           ------------
                                                                               $  3,677,322           $  4,066,226
                                                                               ============           ============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable                                                               $         10           $          9

Partners' equity:
   Limited partners - 2,568 units outstanding
   at September 30, 1996 and December 31, 1995                                    3,643,287              4,028,303

   General partner                                                                   34,025                 37,914
                                                                               ------------           ------------
                                                                                  3,677,312              4,066,217
                                                                               ------------           ------------

                                                                               $  3,677,322           $  4,066,226
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





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF OPERATIONS

    FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (NOTE 1)



                                          For the Three          For the Nine           For the Three            For the Nine
                                          Months Ended           Months Ended            Months Ended            Months Ended
                                          Sept 30, 1996          Sept 30, 1996          Sept 30, 1995            Sept 30, 1995
                                          -------------          -------------          -------------            -------------
   Revenues:

       Interest and loan origination
          fees from affiliates (Note 2)   $       51,251         $     150,235          $      44,013            $   122,644

   Expenses:

       Operating                                  47,701                96,795                  4,514                 56,370

       Bad Debt (Reversal)                       (29,455)              440,545               (540,670)              (540,670)

       Amortization                                  600                 1,800                    600                  1,800
                                          --------------         -------------          -------------            -----------


                                                  18,846               539,140               (535,556)              (482,500)
                                          --------------         -------------          -------------            -----------


          Net income (loss)               $       32,405         $    (388,905)         $     579,569            $   605,144
                                          ==============         =============          =============            ===========


Net income (loss) allocable to
   limited partners                       $       32,081         $    (385,016)         $     573,773            $   599,093

Net income (loss) allocable to
   general partner                                   324                (3,889)                 5,796                  6,051
                                          --------------         -------------          -------------            -----------


Net income (loss)                         $       32,405         $    (388,905)         $     579,569            $   605,144
                                          ==============         =============          =============            ===========


Net income (loss) per limited
   partnership unit                       $           12         $        (149)         $         223            $       233
                                          ==============         =============          =============            ===========





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' EQUITY

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEAR ENDED DECEMBER 31, 1995 (NOTE 1)



                                      General         Limited
                                      Partner         Partners        Total
                                    -----------     -----------    -----------
Balance, December 31, 1994          $    20,237     $ 2,278,289    $ 2,298,526

   Net income                            17,677       1,750,014      1,767,691
                                    -----------     -----------    -----------

Balance, December 31, 1995               37,914       4,028,303      4,066,217

   Net loss                              (3,889)       (385,016)      (388,905)
                                    -----------     -----------    -----------

Balance, September 30, 1996         $    34,025     $ 3,643,287    $ 3,677,312
                                    ===========     ===========    ===========





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                       UNAUDITED STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (NOTE 1)




                                                                      1996           1995
                                                                 -------------  ---------------
Cash Flows From Operating Activities
   Receipt of interest on Specific Loans and
     short-term investments                                      $    189,243      $  1,126,932
   Payment of operating costs                                         (96,795)          (56,375)
                                                                 ------------      ------------
       Net cash provided by operating
          activities, net of distributions                             92,448         1,070,557

Cash Flows From Investing Activities
   Loans to Affiliated Borrowers                                     (442,000)                -
   Payment of Loans to Affiliated Borrowers                         1,094,683                 -
                                                                 ------------      ------------
       Net cash from financing activities                             652,683                 -
                                                                 ------------      ------------
Cash and cash equivalents, beginning of
   year                                                             1,332,041           204,315
                                                                 ------------      ------------
Cash and cash equivalents, end of period                         $  2,077,172      $  1,274,872
                                                                 ============      ============

RECONCILIATION OF NET INCOME (LOSS) TO CASH PROVIDED BY
   OPERATING ACTIVITIES:
   Net income (loss)                                             $   (388,905)     $    605,144
   Adjustments to reconcile net income to
       net cash provided by operating activities:
       Amortization expense                                             1,800             1,800
       Loan origination fees                                           (2,338)           (9,297)
       Bad Debt Expense                                               440,545                 -
       Decrease in accrued interest receivable                         41,345           472,916
       Increase (decrease) in accounts payable                              1                (6)
                                                                 ------------      ------------
          Net cash provided by operating
             activities, net of distributions                    $     92,448      $  1,070,557
                                                                 ============      ============





             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

(1)    SIGNIFICANT ACCOUNTING POLICIES:

       In the opinion of management, the accompanying audited and unaudited financial statements contain all adjustments which are normal and recurring necessary to present fairly the financial position of Hall Institutional Mortgage Fund Limited Partnership (the "Partnership"), as of September 30, 1996 and December 31, 1995, and the results of operations and changes in financial position for the nine months ended September 30, 1996 and 1995. The general partner of the Partnership is Hall Pension Fund Associates and the general partner of Hall Pension Fund Associates is Hall 1985 Management Associates (the "Managing General Partner").

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

       In February 1995, three of the Affiliated Borrowers, along with 25 other partnerships (collectively hereafter referred to as the "Hall LPs"), entered into a transaction with affiliates of NHP, Inc., Paine Webber and Hall Financial Group, Inc. whereby the properties were transferred to separate limited partnerships (the "New LPs") by the respective Affiliated Borrowers (the "NHP Transaction"). As a result of the NHP Transaction, Lanetree Associates Limited Partnership, Twintree Associates Limited Partnership and Coachtree Associates Limited Partnership ("NHP Transaction Partnerships") each hold a limited partnership interest in its respective New LP in which affiliates of NHP, Inc. and Paine Webber are general partners. As part of the NHP Transaction, the senior mortgage for each property involved in the NHP Transaction was paid in full. In addition, as part of the NHP Transaction, each Hall LP (including the NHP Transaction Partnerships) received cash at closing, and is entitled to a defined priority equity amount in the New LPs (the "Preferred Equity") and an annual return on the Preferred Equity of 6% per annum (the "Operational Preference") provided that all of the Hall LPs have been paid the full amount of the Operational Preference due at the end of each calender quarter. In the event all of the Hall

       LP's have not bee paid the amount of the Operational Preference due at the end of each calender quarter, the annual return on the Preferred Equity in calculating the Operational Participation increases to 9% per annum (hereafter referred to as a "Non-Major Default"). A Non-Major Default occurred in April 1996, and is continuing. In addition to Operational Preference, each NHP Transaction Partnership is entitled to a priority return of the Preferred Equity and any accrued and unpaid Operational Preference upon refinancing or sale of the properties over other equity classes and a 20% participation in net proceeds available from sale or refinancing after payment of the Preferred Equity and any accrued and unpaid Operational Preference ("Sale or Refinancing Participation Proceeds"). As a condition of the NHP Transaction, the Partnership was required to release its second lien positions and retain unsecured loans from the NHP Transaction Partnerships for the remaining balances on their respective Specific Loans. The remaining balances on the NHP Transaction Partnerships' Specific Loans have the same economic and payment terms as prior to the NHP Transaction. Lanetree Associates Limited Partnership distributed $569,419 to the Partnership in March 1995 in partial payment of its loan obligation to the Partnership from proceeds it received at closing of the NHP Transaction. There were not sufficient proceeds at closing (after the payment of priority repayments) to distribute funds to the Partnership from Coachtree Associates Limited Partnership or Twintree Associates Limited Partnership. However, the NHP Transaction Partnerships remain obligated to the Partnership pursuant to each partnership's Bankruptcy Plan. The terms of the Preferred Equity held by the NHP Transaction Partnerships provide that defined amounts be paid not later than December 10, 2000. NHP, Inc. has the option to pay the Preferred Equity amounts due the NHP Transaction Partnerships at an earlier date at a discounted amount. If NHP, Inc. exercises its option within twenty-one months of the original transaction date, or November 7, 1996, it would result in the following estimated payments, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default had not occurred, to the Partnership from each of the NHP Transaction
       Partnerships:

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

       During the first three months of 1996, two Affiliated Borrowers, Lanetree Associates Limited Partnership and Hall Seven Trails Associates ("Arrowtree"), repaid accrued interest to the Partnership of $71,512 and $44,274, respectively. In the second quarter of 1996, based on an updated analysis, management increased the reserve for accrued interest receivable by $470,000. Then in the third quarter of 1996, management decreased the reserve for accrued interest receivable by $471,455.

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

       In August 1996, Hall Brambletree Associates Limited Partnership ("Brambletree"), an Affiliated Borrower, refinanced the Brambletree apartments' mortgages. The property was refinanced with a new $6.105 million first lien mortgage which accrues interest at 8.245% with principal and interest payments due monthly based on a 30-year amortization schedule through maturity on September 1, 2006. As a condition of the refinancing, the Partnership was required to loan Brambletree an additional $442,000 with the same terms as the Brambletree Specific Loan. Along with the additional loan, the Partnership was required to release its second lien position and retain an unsecured recourse promissory note from Brambletree for the remaining balance on Brambletree's Specific Loan. The remaining balance on the Brambletree Specific Loan has the same economic terms as prior to the refinancing. The Partnership believes it was in its best interest to release its second lien position to allow the refinancing to be consummated, thereby decreasing Brambletree's first lien mortgage interest rate and extending the maturity date.

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

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY -

The Partnership's primary sources of liquidity are repayments of principal and interest from the NHP Transaction Partnerships and repayments of principal and interest from Affiliated Borrowers that have refinanced their mortgages. Liquidity is also maintained with cash the Partnership holds as working capital reserves in the amount of not less than 1% of invested capital as defined which was $72,400 and $73,400 at the end of the third quarters September 30, 1996 and 1995 respectively.

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


RESULTS OF OPERATIONS -

The Partnership recorded net (loss) and income of $(388,905), and $605,144 for the nine months ended September 30, 1996 and 1995, respectively. During the first nine, six and three months of 1996, $73,456, $45,557 and $5,678 respectively of interest income was earned on short-term investments. In the six and three month period ending September 30, 1996, and June 30, 1996, the Partnership incurred professional fees of approximately $72,097 and $31,000 respectively related to analyzing the value of the mortgage receivables (see
Note 5). Accounting fees of approximately $5,500 relating to the December 31, 1995, audit were also incurred in the second quarter of 1996. Due to an updated analysis, the Partnership recorded $470,000 as bad debt expense in the second quarter of 1996. In the third quarter of 1996, the Partnership recorded as bad debt expense, the $442,000 advance made in connection with Brambletree's refinancing, and reversed $471,455 in bad debt expense related to the accrued interest receivable from affiliates.

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


HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

By:    Hall Pension Fund Associates,
       its General Partner

       By:    Hall 1985 Management Associates Limited Partnership
              its General Partner

              By:    Hall Apartment Associates, Inc.,
                     its Managing General Partner

              By:     /s/ Don Braun                 Date:  January 17, 1996
                     -----------------------             ---------------------
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


              By:     /s/ Don Braun                 Date:  January 17, 1996
                     -----------------------             ---------------------
                     Don Braun
                     President/Treasurer