Form 10-K/A
period 1995-12-31
HALL INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-02-21
CIK 757004

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A-2

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

         Yes  X                   No
            -----                   -----
Documents Incorporated by Reference

None

                        HALL INSTITUTIONAL MORTGAGE FUND


                        DECEMBER 31, 1995, 1994 AND 1993

                        HALL INSTITUTIONAL MORTGAGE FUND

                                 BALANCE SHEETS

                      DECEMBER 31, 1995 AND 1994 (NOTE 1)



ASSETS                                                                             1995          1994
------                                                                          ----------   -----------

Cash and cash equivalents (Note 2)                                              $1,332,041   $  204,315

Mortgage notes receivable - affiliates, net of an allowance for doubtful receivables of $4,576,000 and $5,571,770 in 1995 and 1994, respectively
   (Note 3), and net of loan origination fees of $2,338 and $14,734 for 1995
   and 1994 respectively (Note 1 and 4)                                          1,092,345      600,911

Accrued interest receivable - affiliates, net of deferred interest and an allowance for doubtful interest receivable of $3,928,180 and $4,826,539 in
   1995 and 1994, respectively (Note 3)                                          1,639,890    1,488,973

Deferred charges, net                                                                1,950        4,350
                                                                                ----------   ----------
                                                                                $4,066,226   $2,298,549
                                                                                ==========   ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                $        9   $       23


Partners' equity:
   Limited partners - 2,568 units outstanding
   at December 31, 1995 and 1994                                                 4,028,303    2,278,289

   General Partner                                                                  37,914       20,237
                                                                                ----------   ----------
                                                                                 4,066,217    2,298,526
                                                                                ----------   ----------

                                                                                $4,066,226   $2,298,549
                                                                                ==========   ==========

             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                            STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (NOTE 1)



Revenues:                                        1995           1994              1993
                                             ------------   ------------   -----------
  Interest and loan origination
      fees from affiliates (Notes 3 and 4)   $   177,535    $    26,524    $    50,494

  Gain on debt settlement (Note 3)                    --             --         75,000
                                             -----------    -----------    -----------

                                                 177,535         26,524        125,494
                                             -----------    -----------    -----------

Expenses:

  Operating                                       60,830         32,255         47,928

  Bad debt reversal (Note 3)                  (1,653,386)    (1,923,618)            --

  Amortization                                     2,400          2,400          2,400
                                             -----------    -----------    -----------

                                              (1,590,156)    (1,888,963)        50,328
                                             -----------    -----------    -----------

      Net income                             $ 1,767,691    $ 1,915,487    $    75,166
                                             ===========    ===========    ===========

Net income allocable to
  limited partners                           $ 1,750,014    $ 1,896,332    $    74,414

Net income allocable to
  General Partner                                 17,677         19,155            752
                                             -----------    -----------    -----------

Net income                                   $ 1,767,691    $ 1,915,487    $    75,166
                                             ===========    ===========    ===========
Net income per limited
  partnership unit                           $       681    $       738    $        29
                                             ===========    ===========    ===========

             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                         STATEMENTS OF PARTNERS' EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (NOTES 1 AND 5)



                               General        Limited
                               Partner        Partners       Total
                             -----------    -----------   -----------


Balance, December 31, 1992   $     1,046    $   307,543   $   308,589

  Net income                         752         74,414        75,166
                             -----------    -----------   -----------

Balance, December 31, 1993         1,798        381,957       383,755

  Distributions                     (716)            --          (716)

  Net income                      19,155      1,896,332     1,915,487
                             -----------    -----------   -----------

Balance, December 31, 1994        20,237      2,278,289     2,298,526

  Net income                      17,677      1,750,014     1,767,691
                             -----------    -----------   -----------

Balance, December 31, 1995   $    37,914    $ 4,028,303   $ 4,066,217
                             ===========    ===========   ===========

             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                            STATEMENTS OF CASH FLOWS

         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (NOTE 1)



                                                                              1995            1994          1993
                                                                          ------------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Receipt of interest on Specific Loans - affiliates
    and short-term investments                                             $ 1,188,570    $     8,596    $     8,311
  Proceeds from debt settlement                                                     --             --         75,000
  Payment of operating costs                                                   (60,844)       (33,735)       (46,425)
                                                                           -----------    -----------    -----------
    Net cash provided by (used in) operating activities,
       net of distributions                                                  1,127,726        (25,139)        36,886
                                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans to Affiliated Borrowers                                                     --             --       (181,000)
  Distribution paid                                                                 --         (2,083)            --
                                                                           -----------    -----------    -----------
    Net cash used in financing activities                                           --         (2,083)      (181,000)
                                                                           -----------    -----------    -----------

  Net increase (decrease) in cash and cash equivalents                       1,127,726        (27,222)      (144,114)

  Cash and cash equivalents, beginning of year                                 204,315        231,537        375,651
                                                                           -----------    -----------    -----------
  Cash and cash equivalents, end of year                                   $ 1,332,041    $   204,315    $   231,537
                                                                           ===========    ===========    ===========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
  Net income                                                               $ 1,767,691    $ 1,915,487    $    75,166
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Bad debt reversal                                                      (1,653,386)    (1,923,618)            --
     Amortization expense                                                        2,400          2,400          2,400
     Amortization of deferred revenue                                          (12,396)       (17,928)       (42,183)
     Decrease in accrued interest receivable                                 1,023,431             --             --
     Increase (decrease) in accounts payable                                       (14)        (1,480)         1,503
                                                                           -----------    -----------    -----------
        Net cash provided by (used in) operating
        activities, net of distributions                                   $ 1,127,726    $   (25,139)   $    36,886
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


             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                         NOTES TO FINANCIAL STATEMENTS



(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     Hall Institutional Mortgage Fund, an Arizona limited partnership (the "Partnership"), was formed on October 12, 1984. The general partner of the Partnership is Hall Pension Fund Associates (the "General Partner") and the general partner of Hall Pension Fund Associates is Hall 1985 Management Associates Limited Partnership (the "Managing General Partner"). The Partnership has invested in subordinated mortgages with affiliated partnerships (the "Affiliated Borrowers") which were primarily secured by income-producing real estate. The investments were made during 1985, 1986 and 1987 (except for the Arrowtree Loan hereinafter defined). The limited partners in the Partnership are primarily qualified pension, profit sharing and other retirement trusts and plans, commingled trust funds managed by banks for such trusts, government pension and retirement trusts, individual retirement accounts, Keogh plans, certain endowment funds and other institutional investors intended to be exempt from federal income taxation. The Partnership also accepted nontaxexempt investors who desired current taxable income from mortgage investments in real estate.

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

(2)  CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents at December 31, 1995 and 1994, consisted of the following:


                                   1995          1994
                                ----------   ----------

Cash                            $   55,804   $   44,898
Certificates of deposit/Money
  Market account                 1,276,237      159,417
                                ----------   ----------
                                $1,332,041   $  204,315
                                ==========   ==========


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


                Outstanding Principal
                     Loan Amount                           Property
Borrower        1994           1995           Location      Accrue    Status
--------        ----           ----         ------------   --------   --------
Arrowtree   $   850,000    $   913,683       Okemos, MI       (A)    Modified
Brambletree   1,751,000      1,751,000       Garland, TX     7.00%   Modified


Twintree        720,000       720,000                Albuquerque, NM  8.00%  Modified
Midtree         410,000       410,000                Albuquerque, NM  8.00%  Modified
Fawntree        550,000             -                Albuquerque, NM   N/A   Retired
Lanetree        620,000       620,000                Albuquerque, NM  8.00%  Modified
Candlewick      460,000       460,000                Albuquerque, NM  8.00%  Modified
Coachtree       615,000       615,000                Albuquerque, NM  8.00%  Modified
                -------   -----------
             $5,976,000   $ 5,489,683
             ==========   ===========



     The following table shows the changes in the Partnership's allowance for loan losses for the years ending December 31, 1995 and 1994.


                                            1995            1994
                                         -----------    -----------
Balance at beginning of period           $ 5,571,770    $ 5,976,000
Allowance recorded on loans                   33,268        211,415
Recovery of prior loans                           --             --
Reduction in allowance for loan losses    (1,029,038)      (615,645)
                                         -----------    -----------
Balance at end of period                 $ 4,576,000    $ 5,571,770
                                         ===========    ===========

     The following table shows the changes in the Partnership's allowance for interest receivable losses for the years ending December 31, 1995 and 1994.


                                                    1995            1994
                                                 -----------    -----------
Balance at beginning of period                   $ 4,826,539    $ 6,139,271
Allowance recorded on interest receivables           684,119        868,181
Recovery of prior losses                                  --             --
Reduction in allowance for interest receivable    (1,582,478)    (2,180,913)
                                                 -----------    -----------
Balance at end of period                         $ 3,928,180    $ 4,826,539
                                                 ===========    ===========


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

     Hall Seven Trails Associates ("Arrowtree") completed an agreement with Prudential Insurance Company ("Prudential") in 1994 regarding restructuring its first lien encumbrance on which Arrowtree had been in default since March 1, 1989. The agreement with Prudential required Arrowtree to raise $345,000 in cash and funding commitments (the "New Capital") to fund a capital improvement escrow account, pay the lender's administrative costs, and to bring debt service current under its new terms. Arrowtree issued a capital call to equity investors and raised approximately $171,000 of the New Capital. The Partnership loaned Arrowtree $181,000 ("Arrowtree Reorganization Advance") with such funds being used by Arrowtree as part of the New Capital. The Arrowtree Reorganization Advance accrues interest at 10% compounded monthly beginning January 1, 1994. Interest and principal on the Arrowtree Reorganization Advance was deferred and reserved, respectively, in 1994. Pursuant to the Partnership's analysis of the collectibility of receivables from the Affiliated Borrowers, a portion of this reserve was reversed in 1995. In 1994, the Partnership modified its Specific Loan from Arrowtree to agree with various modifications called for as part of the agreement with Prudential and in the Arrowtree plan of reorganization (the "1994 Arrowtree Modification"). The 1994 Arrowtree Modification provided that repayment of the principal portion of Arrowtree's Specific Loan and the repayment of the Arrowtree Reorganization Advance and its related accrued interest is subordinate to Prudential receiving their entire first lien and related accrued interest. The interest portion of Arrowtree's Specific Loan, in addition to being subordinate to Prudential, is also subordinate to the repayment of all the New Capital contributed by equity investors plus a 10% annual preference on such funds. The Partnership believes it was in its best interest to have consented to the 1994 modification of the first lien, to have consented to the 1994 Arrowtree Modification, and to make the Arrowtree Reorganization Advance. As a result of these events, the Partnership was able to retain its second lien on the property since the first lien was not assumable by the Partnership and the Partnership did not have the capability of paying off the first lien. As of December 31, 1995, the Arrowtree Reorganization Advance was secured by the Partnership's second lien on the property.

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

                         Coachtree                 $  177,960
                         Lanetree                  $1,167,626
                         Twintree                  $  381,815

     The amounts the Partnership would receive on December 10, 2000, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default has not occurred, is estimated to be:

                         Coachtree                   $  334,743
                         Lanetree                    $1,167,626
                         Twintree                    $  561,409

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

     HFGI performs administrative services for the Partnership. The Partnership agreement does not allow the Partnership to pay HFGI for these services. No provision has been made in these financial statements to record the value of these services. It is estimated that these services are worth less than $5,000 per year and are therefore insignificant to the operations of the Partnership.

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

(7)  INVESTMENT ACT OF 1940:

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In February 1996, the Partnership's attorneys advised the Partnership that the release of the second lien positions on certain of the loan receivables could cause the Partnership to be treated as an investment company under the 1940 Investment Company Act (the "1940 Act") by the Securities and Exchange Commission. The Partnership cannot become an investment company under the 1940 Act because it is in conflict with its partnership agreement and the purpose of the original offering. In the original offering, it was anticipated that when the loans were repaid, the funds would be distributed back to the unit holders rather than being allowed to be reinvested. Therefore, based upon the Partnership's original partnership documents, the intent was to have a liquidating fund after all the initial loans were made. In order to adopt a liquidating plan, a proxy will be sent to each unit holder for their vote. A majority vote (over 50%) will be required of all unit holders.

     The liquidating plan would be an immediate liquidation of the Partnership based on a sale of all the loans receivable to HFGI for $1.6 million. This amount was determined by taking the highest range of value as determined by an independent third party appraisal. The proceeds from the sale of the loans receivable plus the cash on hand will then be distributed to the unit holders based upon their percentage interest. The Partnership would then be dissolved.

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

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 21, 1997.


                           HALL INSTITUTIONAL MORTGAGE FUND LIMITED
                           PARTNERSHIP, an Arizona limited partnership

                                 By:  HALL PENSION FUND ASSOCIATES, LTD.
                                      its General Partner

                                      By:  HALL 1985 MANAGEMENT ASSOCIATES, LTD.
                                           its General Partner

                                           By:  HALL APARTMENT ASSOCIATES, INC.,
                                                its General Partner

                                                By:  /s/ Donald L. Braun
                                                     ---------------------------
                                                     Donald L. Braun
                                                     President