Form 10-K
period 1996-12-31
HALL INSTITUTIONAL MORTGAGE FUND LTD PARTNERSHIP
filed 1997-05-14
CIK 757004

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Sections 13 or 15 (d)

                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

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

         Yes [X]    No [ ]

Documents Incorporated by Reference

None

                                     PART I

Item 1.  Business.

         The Registrant, Hall Institutional Mortgage Fund Limited Partnership (the "Partnership"), is an Arizona limited partnership organized in 1984 pursuant to a limited partnership agreement under the Arizona Uniform Limited Partnership Act. The Partnership's general partner is Hall Pension Fund Associates, a Texas general partnership (the "General Partner"). The managing general partner of the General Partner is Hall 1985 Management Associates Limited Partnership (the "Managing General Partner").

         The Partnership filed its registration statement with the Securities and Exchange Commission on Form S-11, effective January 18, 1985, pursuant to the Securities Act of 1933 (File No. 2-04249).

         At completion of the offering of limited partnership interests ("Units") on September 5, 1985, the Partnership had received and accepted subscriptions for an aggregate of 2,568 Units ($12,835,600). All investors were admitted as limited partners in 1985.

         The Partnership's current primary business is the collection of funds previously loaned to various partnerships organized by affiliates of the General Partner ("Affiliated Borrowers") which upon origination were secured by deeds of trust or mortgages on income producing real properties. Substantially all loans made by the Partnership to the Affiliated Borrowers were subject at the time of origination to the rights and restrictions set out in a specified loan agreement ("Model Loan Agreement") and two specified forms of notes ("Participating Notes"). Such loans are hereafter referred to as "Specific Loans". As described hereinafter, the Model Loan Agreement and the Participating Notes have been modified subsequent to their origination on all of the Specific Loans.

         The Partnership will not (except for the advance to Arrowtree to restructure Arrowtree's original first lien): (I) make loans to the General Partner or any of its affiliates (excluding loans to the Affiliated Borrowers made pursuant to the Model Loan Agreement); (ii) operate in such a manner as to be classified as an investment company for purposes of the Investment Company Act of 1940 (see Item 3 Legal Proceedings); (iii) relend payments received from Affiliated Borrowers; (iv) incur any nonrecourse indebtedness wherein the lender will have or acquire, at any time as a result of making such loan, any direct or indirect interest in the profits, capital or property of the Partnership other than as a secured creditor; or (v) invest in or underwrite the securities of other issuers.

         The Partnership will not borrow funds for the purpose of making loans to the Affiliated Borrowers. However, if the working capital reserves established for the Partnership are not adequate to provide for the Partnership's liquidity needs, the Partnership may borrow funds for such purpose.

         The Partnership is prohibited from purchasing real property, directly or indirectly, except as may be necessary to protect the Partnership against the foreclosure of a prior lien on property pledged as security for a Specific Loan.

         The purpose of the Partnership is to originate loans to the Affiliated Borrowers pursuant to the Participating Notes and to engage in activities incidental to such loans. Any change in the purpose of the Partnership will require an amendment of the partnership agreement which may be done only with the approval of limited partners owning a majority of the outstanding Units held by all limited partners. However, limited partners have no voting rights with respect to the implementation of the Partnership's objectives and policies, such implementation being the sole responsibility of the General Partner.

         The Partnership has lent funds to the Affiliated Borrowers which at the time the loan was originated such loans were secured by either a second or third lien on real property (except for the loan to Arrowtree to restructure its original first lien). All loans were made pursuant to the conditions and restrictions in the partnership agreement. All of the properties purchased by the Affiliated Borrowers are apartment complexes.

         All real properties which secured Specific Loans at their origination were supported by appraisals prepared at the time of acquisition by independent appraisers who were members in good standing of the American Institute of Real Estate Appraisers. These appraisals are maintained by the Affiliated Borrowers and are available for inspection and duplication by the Partnership and its limited partners.

         Prior to the Partnership making a Specific Loan, an Affiliated Borrower provided the Partnership with a mortgagee's or owner's title insurance policy or commitment to evidence priority of the lien securing the Specific Loan and title to the mortgaged real properties.

         The Affiliated Borrowers used junior mortgages or "all inclusive" (sometimes called "wraparound") notes and deeds of trust to purchase properties. An all-inclusive note is a note for an amount which includes the then existing balance of a loan which the seller owes to its lender. In a wraparound note structure, the deed of trust or mortgage securing the existing loan remains as a first lien against a property and the "all-inclusive" deed of trust becomes a junior or secondary encumbrance. An Affiliated Borrower obligated on a wraparound note is required to pay the monthly amount of the all-inclusive note to the seller, and the seller, in turn, is obligated to make the payments required by the existing note to its lender.

         Those Specific Loans which are currently secured by real property have senior mortgages that do not provide for the amortization of the entire principal amount of such loans or a substantial portion thereof prior to maturity. The ability of the Affiliated Borrowers to repay the outstanding principal amount of these senior loans at maturity may be dependent upon the Affiliated Borrowers' ability to sell the properties or to obtain adequate refinancing, which will in turn be dependent upon economic conditions in general and the value of the underlying properties in particular. With respect to the Specific Loans which are currently secured by real property, there is no assurance that the Affiliated Borrowers will be able to sell the properties or refinance such mortgages at maturity.

         The Specific Loans to the Affiliated Borrowers are also balloon notes in that the terms of repayment do not provide for full amortization of the principal. In addition, terms of the Specific Loans permit a portion of the interest due to remain unpaid and to accrue until maturity.

         The General Partner obtained, at its expense, at the time each Specific Loan was originated, a letter of opinion issued by an independent and qualified adviser to the effect that each Specific Loan was fair and at least as favorable to the Partnership as a loan to an unaffiliated borrower in similar circumstances.

         No loans were made to an Affiliated Borrower unless legal counsel to the Partnership was satisfied that the amount to be invested in the purchase of a mortgaged real property by such Affiliated Borrower (excluding funds borrowed from the Partnership) was sufficient to determine that the Affiliated Borrower would be treated as the owner of such mortgaged real property for Federal income tax purposes.

         There was no restriction upon the amount (as a percentage of total loans) that the Partnership may advance to Affiliated Borrowers as a group.

         Through December 31, 1996, the Partnership had made Specific Loans in the amount of $10,571,000 to twelve Affiliated Borrowers that used these funds to purchase or pay off existing indebtedness on twelve apartment complexes. The Partnership's gross receipts are dependent upon each Affiliated Borrower's ability to pay interest and principal on its respective Specific Loan. As of December 31, 1996, $5,018,000 in principal of Specific Loans is outstanding, all of which has been reserved through bad debt provisions and all of which have been modified.

         In January 1996, Hall 7 Trails Associates ("Arrowtree") refinanced the Arrowtree apartments' mortgages. As part of the overall refinancing, the property was transferred to Arrowtree Properties, Ltd. ("New Arrowtree"), with Arrowtree retaining a 99% interest in New Arrowtree. The property was refinanced with a new $2.75 million first lien mortgage which accrues interest at 7.57% with principal and interest payments due monthly. The refinancing allowed a repayment in full for the principal and related accrued interest the Partnership had loaned to Arrowtree relating to a 1994 restructuring of Arrowtree's first lien. In addition, the refinancing allowed Arrowtree to pay off its Specific Loan of approximately $913,000. As a condition of the refinancing agreement, however, the Partnership was required to release its second lien position and retain an unsecured position on Arrowtree's related accrued interest on Arrowtree's Specific Loan. Per Arrowtree's bankruptcy plan, the accrued interest on Arrowtree's Specific Loan is subordinate to the repayment of Arrowtree's partner's capital. The remaining balance on the Arrowtree Specific Loan (ie. the related accrued interest) has the same economic and payment terms as prior to the refinancing.

         In January 1996, Northtree Associates Limited Partnership ("Candlewick") refinanced the Candlewick apartments' mortgages. The property was refinanced with a new $5.0 million first lien mortgage which accrues interest at 7.58% with principal and interest payments due monthly based on a 22-year amortization schedule through maturity on February 1, 2003. As a condition of the refinancing agreement, the Partnership was required to release its second lien position and retain an unsecured loan from Candlewick for the remaining balance on Candlewick's Specific Loan. The remaining balance on the Candlewick Specific Loan has the same economic and payment terms as prior to the refinancing. The Partnership believes it was in its best interest to release its second lien position to allow the refinancing to be consummated, thereby decreasing Candlewick's first lien mortgage interest rate and extending the maturity date.

         Fawntree Associates, Ltd. ("Fawntree"), was sold for $6,400,000 on June 15, 1995. After the satisfaction of all claims having priority over the Partnership, Fawntree distributed $582,682 to the Partnership per the terms on the Fawntree Specific Loan. The Partnership had previously reserved the entire amount of the Fawntree Specific Loan. As a result of the sale of the property in 1995 and related payment to the Partnership, the Partnership reversed the reserve related to the repayment and wrote off the remaining accrued but unpaid interest of $397,408 and principal balance of $550,000 against the related reserves.

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

         The suspension of interest payments from the Affiliated Borrowers substantially reduced the cash flow of the Partnership during 1994. In 1995, the Partnership's cash flow was substantially comprised of payments from two Affiliated Borrowers. Fawntree Associates, Ltd. sold its underlying assets to a non-affiliated third party resulting in a partial repayment of accrued but unpaid interest to the Partnership. Lanetree Associates Limited Partnership distributed cash to the Partnership pursuant to the NHP transaction described hereinafter. In 1996, the Partnership's cash flow was mainly comprised of payments resulting from Arrowtree's refinancing. As of March 7, 1997, except as discussed in Liquidity and Capital Resources (see Item 7), the Partnership is not receiving interest payments from any Affiliated Borrowers.

         In April 1997, the Partnership's limited partners voted to sell all of its loans receivable to HFGI for $1.6 million and make a final distribution to liquidate the Partnership (see Item 3, Legal Proceedings).

         The Partnership does not directly employ any persons on a full-time basis. All persons rendering services on behalf of the Partnership are affiliates of the General Partner. Such employees were not paid directly by the Partnership.

         Please see Item 6 and the financial statements filed herewith for financial information pertaining to the amount of cash reserve and operating income (loss) of the Partnership.

Item 2.  Properties.

         The Partnership does not directly own any real property. However, the Partnership has receivables from the Affiliated Borrowers that were previously secured by the Affiliated Borrower's underlying properties. During 1995 and in the first quarter of 1996, the Partnership released its second lien mortgage security positions on all the underlying properties except for Hall Brambletree Associates.

Specific          Name of Affiliated Borrower
Loan Date         Name of Property and Location                 Type of            Form
  And             of Property Securing                         Property/            8-K
Amount               Specific Loans                           Purchase Date        Filed
------               --------------                           -------------        -----
8/16/85           Hall Lanetree Associates                    Apt. Complex        Aug. 1985
$620,000          The Lakes Apartments                           3/29/85
                  Albuquerque, New Mexico

8/20/85           Hall Northtree Associates                   Apt. Complex        Aug. 1985
$460,000          Candlewick Apartments                          3/29/85
                  Albuquerque, New Mexico

8/21/85           Hall Twintree Associates                    Apt. Complex        Aug. 1985
$720,000          Los Altos Towers Apartments                    3/29/85
                  Albuquerque, New Mexico

8/21/85           Hall Midtree Associates                     Apt. Complex        Aug. 1985
$410,000          Phoenix Square Apartments                      3/29/85
                  Albuquerque, New Mexico

8/21/85           Hall Coachtree Associates                   Apt. Complex        Aug. 1985
$615,000          The Villas Apartments                          3/29/85
                  Albuquerque, New Mexico

10/16/85          Hall Brambletree Associates                 Apt. Complex        Oct. 1985
$1,751,000        Springcreek Apartments                        10/16/85
                  Garland, Texas

Specific          Name of Affiliated Borrower
Loan Date         Name of Property and Location                 Type of          Form
  And             of Property Securing                         Property/          8-K
Amount               Specific Loans                           Purchase Date      Filed
------               --------------                           -------------      -----
12/23/86          Hall Seven Trails Associates                Apt. Complex       Dec. 1986
$850,000          Arrowtree Apartments                              6/01/81
                  Okemos, Michigan

For more information, see Form 8-K for a description of the real properties securing the specific loans.

Item 3.  Legal Proceedings.

         In February 1996, the Partnership's attorneys advised the Partnership that the release of the second lien positions on certain of the loan receivables could cause the Partnership to be treated as an investment company under the 1940 Investment Company Act (the "1940 Act") by the Securities and Exchange Commission ("SEC"). The Partnership cannot become an investment company under the 1940 Act because it is in conflict with its partnership agreement and the purpose of the original offering. In the original offering, it was anticipated that when the loans were repaid, the funds would be distributed back to the unit holders rather than being allowed to be reinvested. Therefore, based upon the Partnership's original partnership documents, the intent was to have a liquidating fund after all the initial loans were made. In order to adopt a liquidating plan, a proxy was sent to each unit holder for their vote. A majority vote (over 50%) for the liquidating plan was required of all unit holders. The Partnership received the necessary vote in April 1997, and has begun the process of selling the loans to HFGI in order to make a final distribution to its partners.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Partnership's partners did not vote on any matter during the year ending December 31, 1996.

                                    PART II

Item 5.  Market for Registrants' Units of Limited Partnership Interest.

         (a) During 1996 and prior to the filing of this report, there was no secondary market for the Units of limited partnership interest in the Partnership and it is not anticipated that any market will develop in the future. As a result of this factor as well as others, the market value of a Partnership Unit may be substantially less than the pro rata net book value attributable to a Unit.

         The General Partner may, in its absolute discretion, purchase Units during the periods between March 16 and March 31 and between December 16 and December 31 of each year, beginning in 1986. However, the General Partner is under no obligation to purchase any Units and there is no assurance that any Units will be purchased by the General Partner. During 1986, the General Partner repurchased 22 Units of limited partnership interests in the Partnership for an aggregate purchase price of $98,648. Except for this transaction, there has been no trading of the Units since the initial offering in which the price was $5,000 per Unit.

         (b) As of March 7, 1997, there were 582 investor accounts that had purchased Units in the Partnership.

         (c) No distributions have been made to the limited partners during the past two years. There will be a final distribution in 1996 as a result of the adopted liquidation plan.

Item 6.  Selected Financial Data.

              HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP Selected Financial Data as of or for the five years ended December 31

                        1996           1995           1994           1993          1992
                        ----           ----           ----           ----          ----
Total               $ 3,634,453    $ 4,068,564    $ 2,313,283    $   419,287   $   384,801
Assets

Revenue             $   197,404    $   177,535    $    26,524    $   125,494   $    37,942

Operating
and Other
Expenses            $   165,279    $    63,230    $    34,655    $    50,328   $    53,876

 Bad Debt
Expense             $   463,898    $(1,653,386)   $(1,923,618)   $      --     $   702,877
(Reversal)

 Net Income
(Loss)              $  (431,773)   $ 1,767,691    $ 1,915,487    $    75,166   $  (718,811)

Funds provided
by (used in)
operations after
distributions
to Partners         $    49,729    $ 1,127,726    $   (27,222)   $    36,886   $   (38,391)

Net Income (Loss)
per limited
partnership
unit                $      (166)   $       681    $       738    $        29   $      (277)

                        1996          1995          1994          1993          1992
                        ----          ----          ----          ----          ----
Distributions
per limited
partnership
unit                $         0   $         0   $         0   $         0   $         0

Weighted average
number Limited
Partnership
units
outstanding               2,568         2,568         2,568         2,568         2,568

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The capital formation phase of the Partnership occurred in 1985, when the Partnership sold a total of 2,568 Units, and received $12,835,600 of capital contributions from the public offering, from which the Partnership netted approximately $10,966,301 after underwriting commissions, syndication costs and registration expenses. Since formation of the Partnership, the General Partner has made capital contributions of $300,495 to the Partnership.

         Under the terms of the partnership agreement, the General Partner is required to maintain in the Partnership reasonable cash reserves for working capital and contingencies, in an amount of not less than 1% of invested capital, as defined. The Partnership maintained the required working capital reserve at December 31, 1996 and 1995.

         As of December 31, 1996, the Partnership had outstanding loans to Affiliated Borrowers of $5,081,000. In April 1997, per a vote of the limited partners, the Partnership decided to liquidate. The Partnership's loans receivable will be sold to HFGI for $1.6 million after which all available cash will be distributed to the partners (see Item 3, Legal Proceedings).

Results of Operations

         For the years ended December 31, 1996, 1995 and 1994, the Partnership recorded income (losses) of $(431,773), $1,767,691 and $1,915,487, respectively.

         The Partnership periodically reviews the amount of reserves which are necessary on both its mortgages and interest receivables. Previously, the process of reviewing the amount of reserves was based on the current market value of each Affiliated Borrower's asset holdings and where the Partnership stands in relation to the Affiliated Borrower's other creditors. Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS #114). SFAS #114 required the Partnership to evaluate its mortgage notes for impairment based on a measurement of the present value of expected future cash flows, the loan's observable market price, or the fair value of the loan's collateral if the loan is collateral dependent. In accordance with SFAS #114, the Partnership obtained a third-party appraisal of its mortgage and interest receivables which estimated values of the Partnership's mortgage and interest receivables ranging from $1,275,000 - $1,600,000, exclusive of amounts received in connection with the Arrowtree refinancing and inclusive of the amount advanced in connection with the Brambletree refinancing as described earlier. The accompanying financial statements and the net loss for 1996 in particular, reflect the results of the receivables' appraised values based on the upper end of the valuation range.

Item 8.   Financial Statements and Supplemental Data.

         Listed under Item 14 of the report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no change in the Partnership's accountants since its inception and no material disagreements with the accountants on accounting and financial matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The Partnership, as an entity, does not have any directors or officers.

         The executive offices of the General Partner are located at 750 N. St. Paul, Suite 200, Dallas, Texas 75201. The General Partner manages and controls the Partnership's affairs and has final responsibility and ultimate authority in all matters affecting its business. Hall 1985 Management Associates Limited Partnership is managing general partner of the General Partner and is a Texas general partnership of which Hall Apartment Associates, Inc. is the Managing General Partner.

Item 11.  Executive Compensation.

         Since the Partnership does not have any directors or officers, direct compensation is neither paid nor payable to directors or officers.

Item  12.  Security Ownership of Certain Beneficial Owners and Management.

         (a) To the best of the Partnership's knowledge, no person of record or as beneficiary owns more than five percent (5%) of the Units of limited partnership interest of the Partnership.

         (b) The Partnership, as an entity, does not have any directors or officers. The General Partner owns 22 Units of limited partnership interest representing less than 1% of the outstanding Units.

         (c) The Partnership's limited partners voted in April 1997 to sell all of the Partnership's loan receivables to HFGI for $1.6 million and make a final distribution to liquidate the Partnership (see Item 3, Legal Proceedings).

Item 13.  Certain Relationships and Related Transactions.

         (a) Transactions with Management and Others:

             None

                                    PART IV

Item 14.  Financial Statements, Schedules, Exhibits Filed, and Reports on Form
          8-K.

         (a) Documents filed as part of this report:

             1.      Financial Statements:

                     Report of independent public accountants

                     Balance sheets at December 31, 1996 and 1995.

                     Statements of Operations

                          For the years ended December 31, 1996, 1995, and 1994.

                     Statements of Partners' Equity

                          For the years ended December 31, 1996, 1995, and 1994.

                     Statements of Cash Flows

                          For the years ended December 31, 1996, 1995, and 1994.

                     Notes to Financial Statements

             2.      Financial Statement Schedules:

                     XII - Mortgage Loans on Real Estate
                     All other schedules are omitted either because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         (b) Reports on Form 8-K: The following reports on Form 8-K were filed for the Partnership's fourth fiscal quarter:

             None

         (c) Exhibits: The following exhibits are filed as part of this Form 10-K Annual Report:

                                                                      Sequential Page
                                                                        Number of
Exhibit                      Description of                           Incorporation
Number                         Exhibit                                 By Reference
------                         -------                                 ------------
 3.1              Amended and Restated Certificate                          *
                  and Agreement of Limited
                  Partnership of Hall Institutional
                  Mortgage Fund Limited Partnership

 4.1              Specimen Certificate representing                         *
                  ownership of Units

10.1              Form of Senior Participating Note                         *

10.2              Form of Junior Participating Note                         *

10.3              Form of Model Loan Agreement                              *

10.4              Form of Model Guarantee Agreement                         *

27                Financial Data Schedule

*Incorporated by reference from the Form S-11 filed by the Partnership with the Commission on November 9, 1984.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL INSTITUTIONAL MORTGAGE FUND LIMITED PARTNERSHIP

By:      Hall Pension Fund Associates,
         General Partner

         By:   Hall 1985 Management Associates Limited Partnership
               General Partner

               By:   Hall Apartment Associates, Inc.,
                     Managing General Partner

                     By:   /s/ Donald L. Braun
                        -----------------------------------
                           Donald L. Braun
                           Its:  President/ Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on April 8, 1996.

                           By: Hall Apartment Associates, Inc., the Managing General Partner of Hall 1985 Management Associates Limited Partnership, the General Partner of Hall Pension Fund Associates, the General Partner of Hall Institutional Mortgage Fund

                                 By:  /s/ Craig Hall
                                      ------------------------------
                                      Craig Hall
                                      Its:  Director

                                 By:  /s/ Donald L. Braun
                                      ------------------------------
                                      Donald L. Braun
                                      Its:  President/Treasurer

                        HALL INSTITUTIONAL MORTGAGE FUND

                                 BALANCE SHEETS

                        DECEMBER 31, 1996, 1995 AND 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Hall Institutional Mortgage Fund:


        We have audited the accompanying balance sheets of Hall Institutional Mortgage Fund (an Arizona limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the management of Hall Institutional Mortgage Fund (the "Partnership"). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hall Institutional Mortgage Fund as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Dallas, Texas,
   March 7, 1997                             /s/ ARTHUR ANDERSEN LLP

ASSETS                                                                             1996         1995
                                                                                ----------   ----------
Cash and cash equivalents (Note 2)                                              $2,034,453   $1,332,041

Mortgage notes receivable - affiliates, net of an allowance for doubtful receivables of $5,018,000 and $4,576,000 in 1996 and 1995, respectively
   (Note 3), and net of loan origination fees of $2,338 for
   1995 respectively (Note 1 and 4)                                                   --      1,092,345

Accrued interest receivable - affiliates, net of deferred interest and an allowance for doubtful interest receivable of $4,564,281 and $3,928,180 in
   1996 and 1995, respectively (Note 3)                                          1,600,000    1,639,890

Deferred charges, net                                                                 --          1,950
                                                                                ----------   ----------
                                                                                $3,634,453   $4,066,226
                                                                                ==========   ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                $        9   $        9


Partners' equity:
   Limited partners - 2,568 units outstanding
   at December 31, 1996 and 1995                                                 3,600,848    4,028,303

   General Partner                                                                  33,596       37,914
                                                                                ----------   ----------
                                                                                 3,634,444    4,066,217
                                                                                ----------   ----------

                                                                                $3,634,453   $4,066,226
                                                                                ==========   ==========



             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                            STATEMENTS OF OPERATIONS

         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (NOTE 1)



Revenues:                                        1996           1995           1994
                                             -----------    -----------    -----------
  Interest and loan origination
      fees from affiliates (Notes 3 and 4)   $   197,404    $   177,535    $    26,524


Expenses:

  Operating                                      163,329         60,830         32,255

  Bad debt (reversal) (Note 3)                   463,898     (1,653,386)    (1,923,618)

  Amortization                                     1,950          2,400          2,400
                                             -----------    -----------    -----------

                                                (629,177)    (1,590,156)    (1,888,963)
                                             -----------    -----------    -----------

      Net income (loss)                      $  (431,773)   $ 1,767,691    $ 1,915,487
                                             ===========    ===========    ===========


Net income (loss) allocable to
  limited partners                           $  (427,455)   $ 1,750,014    $ 1,896,322

Net income (loss) allocable to
  General Partner                                 (4,318)        17,677         19,155
                                             -----------    -----------    -----------

Net income (loss)                            $  (431,773)   $ 1,767,691    $ 1,915,487
                                             ===========    ===========    ===========

Net income (loss) per limited
  partnership unit                           $      (166)   $       681    $       738
                                             ===========    ===========    ===========



             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                         STATEMENTS OF PARTNERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (NOTES 1 AND 5)



                                        General        Limited
                                        Partner        Partners        Total
                                      -----------    -----------    -----------
Balance, December 31, 1993            $     1,798    $   381,957    $   383,755

  Distributions                              (716)          --             (716)

  Net income                               19,155      1,896,332      1,915,487
                                      -----------    -----------    -----------

Balance, December 31, 1994                 20,237      2,278,289      2,298,526

  Net income                               17,677      1,750,014      1,767,691
                                      -----------    -----------    -----------

Balance, December 31, 1995                 37,914      4,028,303      4,066,217

  Net Loss                                 (4,318)      (427,455)      (431,773)
                                      -----------    -----------    -----------

Balance, December 31, 1996            $    33,596    $ 3,600,848    $ 3,634,444
                                      ===========    ===========    ===========

             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                            STATEMENTS OF CASH FLOWS

         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (NOTE 1)



                                                             1996           1995           1994
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Receipt of interest on Specific Loans - affiliates
  and short-term investments                             $   213,058    $ 1,188,570    $     8,596
Proceeds from debt settlement                                   --             --             --
Payment of operating costs                                  (163,329)       (60,844)       (33,735)
                                                         -----------    -----------    -----------
  Net cash provided by (used in) operating activities,
     net of distributions                                     49,729      1,127,726        (25,139)
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to Affiliated Borrowers                               (442,000)          --             --
Proceeds of Loans from Affiliated Borrowers                1,094,683           --             --
Distribution paid                                               --             --           (2,083)
                                                         -----------    -----------    -----------
  Net cash from (used) in financing activities               652,683           --           (2,083)
                                                         -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents         702,412      1,127,726        (27,222)

Cash and cash equivalents, beginning of year               1,332,041        204,315        231,537
                                                         -----------    -----------    -----------
Cash and cash equivalents, end of year                   $ 2,034,453    $ 1,332,041    $   204,315
                                                         ===========    ===========    ===========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                      $  (431,773)   $ 1,767,691    $ 1,915,487
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Bad debt (reversal)                                     463,898     (1,653,386)    (1,923,618)
     Amortization expense                                      1,950          2,400          2,400
     Amortization of deferred revenue                         (2,338)       (12,396)       (17,928)
     Decrease in accrued interest receivable                  17,992      1,023,431           --
     Decrease in accounts payable                               --              (14)        (1,480)
                                                         -----------    -----------    -----------
        Net cash provided by (used in) operating
        activities, net of distributions                 $    49,729    $ 1,127,726    $   (25,139)
                                                         ===========    ===========    ===========


             THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                        HALL INSTITUTIONAL MORTGAGE FUND

                         NOTES TO FINANCIAL STATEMENTS



(1)   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Hall Institutional Mortgage Fund, an Arizona limited partnership (the "Partnership"), was formed on October 12, 1984. The general partner of the Partnership is Hall Pension Fund Associates (the "General Partner") and the general partner of Hall Pension Fund Associates is Hall 1985 Management Associates Limited Partnership (the "Managing General Partner"). The Partnership has invested in subordinated mortgages with affiliated partnerships (the "Affiliated Borrowers") which were primarily secured by income-producing real estate. The investments were made during 1985, 1986 and 1987 (except for the Arrowtree Loan and the Brambletree Loan hereinafter defined). The limited partners in the Partnership are primarily qualified pension, profit sharing and other retirement trusts and plans, commingled trust funds managed by banks for such trusts, government pension and retirement trusts, individual retirement accounts, Keogh plans, certain endowment funds and other institutional investors intended to be exempt from federal income taxation. The Partnership also accepted nontax-exempt investors who desired current taxable income from mortgage investments in real estate.

      BASIS OF PRESENTATION -

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior years amounts have been reclassified to conform with the 1996 presentation.

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

      Cash receipts on impaired loans are first applied to recognize perviously deferred interest and then as a reduction of accrued interest and then finally as a reduction of principal.

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

      NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT -

      Net income (loss) per limited partnership unit ("Unit") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 2,568 Units outstanding in 1996, 1995 and 1994.

(2)   CASH AND CASH EQUIVALENTS:

      Cash and cash equivalents at December 31, 1996 and 1995, consisted of the following:

                                                            1996         1995
                                                         ----------   ----------
                  Cash                                   $   51,718   $   55,804
                  Certificates of deposit/Money
                    Market account                        1,982,785    1,276,237
                                                         ----------   ----------
                                                         $2,034,453   $1,332,041
                                                         ==========   ==========

      Under the terms of the partnership agreement, the General Partner is required to maintain in the Partnership reasonable cash reserves for working capital and contingencies in an amount of not less than 1% of invested capital, as defined ($72,442 and $74,400 in 1996 and 1995 respectively). The Partnership maintained the required working capital reserve at December 31, 1996 and 1995.

(3)   MORTGAGE NOTES RECEIVABLE:

      The Partnership's loans to Affiliated Borrowers (See Notes 1 and 4 for relationships) are nonrecourse obligations of the Affiliated Borrowers. During 1995 and 1996, the Partnership released its second lien position on the loans to Affiliated Borrowers. All loans, except a certain amount advanced to Hall Seven Trails Associates and Hall Brambletree Associates, as more fully discussed hereafter (the "Arrowtree Loan") and (the "Brambletree Loan"), made by the Partnership to the Affiliated Borrowers were subject at the time of origination to the rights and restrictions set out in a specified loan agreement ("Model Loan Agreement") and two specified forms of notes ("Participating Notes"). Such loans are hereafter referred to as "Specific Loans". As described hereinafter, all of the Specific Loans set out in the Model Loan Agreement and the Participating Notes have been modified subsequent to their origination. As a result of a detailed analysis the Partnership performs on the estimated values of the underlying assets relating to and impacting the collectibility of the Specific Loans, as hereafter described, certain amounts of the Specific Loans have been reserved through bad debt provisions. The following table describes the terms and status of outstanding Specific Loans at December 31, 1995 and 1996:

                    Outstanding Principal
                         Loan Amount                                  Accrual
Borrower           1996               1995          Location            Rate         Status
--------           ----               ----          --------            ----         ------
Arrowtree     $          --     $       913,683     Okemos, MI           (A)        Modified
Brambletree         2,193,000         1,751,000     Garland, TX         7.00%       Modified
Twintree              720,000           720,000   Albuquerque, NM       8.00%       Modified
Midtree               410,000           410,000   Albuquerque, NM       8.00%       Modified
Lanetree              620,000           620,000   Albuquerque, NM       8.00%       Modified
Candlewick            460,000           460,000   Albuquerque, NM       8.00%       Modified
Coachtree             615,000           615,000   Albuquerque, NM       8.00%       Modified
              ---------------   ---------------
              $     5,018,000   $     5,489,683
              ===============   ===============

(A) Arrowtree's Specific Loan accrual rate in 1995 was equal to the principal payments Arrowtree made on its first lien mortgage.

The following table shows the changes in the Partnership's allowance for loan losses for the years ended December 31, 1996 and 1995.

                                                        1996            1995
                                                    -----------     -----------
Balance at beginning of period                      $ 4,576,000     $ 5,571,770
Allowance recorded on loans                             442,000         620,000
Reduction in allowance for loan losses                     --        (1,094,683)
Write offs against the reserve                             --          (521,087)
                                                    -----------     -----------
Balance at end of period                            $ 5,018,000     $ 4,576,000
                                                    ===========     ===========

The following table shows the changes in the Partnership's allowance for interest receivable losses for the years ended December 31, 1996 and 1995.

                                                         1996          1995
                                                      -----------   -----------
Balance at beginning of period                        $ 3,928,180   $ 4,826,539
Allowance recorded on interest receivables                 21,898       493,225
Reduction in allowance for interest receivable               --      (1,671,928)
Write offs against the reserve                               --        (376,237)
Deferred interest                                         614,203       656,581
                                                      -----------   -----------
Balance at end of period                              $ 4,564,281   $ 3,928,180
                                                      ===========   ===========

The Partnership periodically reviews the amount of reserves which are necessary on both its mortgages and interest receivables. Previously, the process of reviewing the amount of reserves was based on the current market value of each Affiliated Borrower's asset holdings and where the Partnership stands in relation to the Affiliated Borrower's other creditors. Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS #114). SFAS #114 required the Partnership to evaluate its mortgage notes for impairment based on a measurement of the present value of expected future cash flows, the loans observable market price, or the fair value of the loans collateral if the loan is collateral dependent. In accordance with SFAS #114, the Partnership obtained a third-party appraisal of its mortgages and interest receivables which estimated values of the Partnership's mortgages and interest receivables ranging from $1,275,000 - $1,600,000, exclusive of amounts received in connection with the Arrowtree refinancing and inclusive of the amount advanced in connection with the Brambletree refinancing as described below. The accompanying financial statements reflect the results of the receivables appraised values at December 31, 1995, and is based on the upper end of the valuation range.

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

For the years ended December 31, 1995 and 1994, respectively, the Partnership reversed bad debt reserves totaling $1,653,386 and $1,923,618. The amounts reversed during 1995 were primarily based on interest payments received during the year on previously reserved amounts and the expected principal payments to be received in connection with the Arrowtree refinancing discussed in Note 8. The amounts reversed during 1994 were based upon management's process of reviewing the necessary reserves as discussed above and resulted from the increased values of the properties that collateralized the mortgage notes at that time. The Partnership increased the reserve during 1996 by $463,898, primarily related to the increase in the Hall Brambletree Associates Specific Loan.

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

      Hall Seven Trails Associates ("Arrowtree") completed an agreement with Prudential Insurance Company ("Prudential") in 1994 regarding restructuring its first lien encumbrance on which Arrowtree had been in default since March 1, 1989. The agreement with Prudential required Arrowtree to raise $345,000 in cash and funding commitments (the "New Capital") to fund a capital improvement escrow account, pay the lender's administrative costs, and to bring debt service current under its new terms. Arrowtree issued a capital call to equity investors and raised approximately $171,000 of the New Capital. The Partnership loaned Arrowtree $181,000 ("Arrowtree Reorganization Advance") with such funds being used by Arrowtree as part of the New Capital. The Arrowtree Reorganization Advance accrues interest at 10% compounded monthly beginning January 1, 1994. Interest and principal on the Arrowtree Reorganization Advance was deferred and reserved, respectively, in 1994. Pursuant to the Partnership's analysis of the collectibility of receivables from the Affiliated Borrowers, a portion of this reserve was reversed in 1995. In 1994, the Partnership modified its Specific Loan from Arrowtree to agree with various modifications called for as part of the agreement with Prudential and in the Arrowtree plan of reorganization (the "1994 Arrowtree Modification"). The 1994 Arrrowtree Modification provided that repayment of the principal portion of Arrowtree's Specific Loan and the repayment of the Arrowtree Reorganization Advance and its related accrued interest is subordinate to Prudential receiving their entire first lien and related accrued interest. The interest portion of Arrowtree's Specific Loan, in addition to being subordinate to Prudential, is also subordinate to the repayment of all the New Capital contributed by equity investors plus a 10% annual preference on such funds. The Partnership believes it was in its best interest to have consented to the 1994 modification of the first lien, to have consented to the 1994 Arrowtree Modification, and to make the Arrowtree Reorganization Advance. As a result of these events, the Partnership was able to retain its second lien on the property since the first lien was not assumable by the Partnership and the Partnership did not have the capability of paying off the first lien. As of December 31, 1995, the Arrowtree Reorganization Advance was secured by the Partnership's second lien on the property. In January 1996, Arrowtree refinanced its mortgages. As part of the overall refinancing, the property was transferred to Arrowtree Properties, Ltd. ("New Arrowtree"), with Arrowtree retaining a 99% interest in New Arrowtree. The property was refinanced with a new $2.75 million first lien mortgage which accrues interest at 7.57% with principal and interest payments due monthly. The refinancing allowed Arrowtree to repay the Partnership in full the $181,000 of principal and $44,274 of accrued interest on a loan the Partnership made to Arrowtree pursuant to the 1994 restructuring of Arrowtree's first lien mortgage. Arrowtree also made a full principal payment of $913,683 on Arrowtree's Specific Loan. As a condition of the refinancing agreement, the Partnership was required to release its second lien position and retain an unsecured recourse promissory note from Arrowtree for the remaining balance on Arrowtree's Specific Loan. The Partnership is to receive the remaining interest of $547,237 on the Arrowtree Specific Loan after the return of the New Capital to the equity investors of Arrowtree.

      A plan of reorganization (the "Plan") for Hall Brambletree Associates ("Brambletree") was confirmed on May 19, 1993. According to the Plan, the principal and interest of $2,037,324 due to the

      Partnership on its mortgage note receivable will bear interest at 7% per annum beginning January 1, 1993. Property cash flow and sale and refinance proceeds will be allocated first to the investors who provided additional equity of $250,000 to Brambletree as part of the Plan (the "Participating Investors"), plus a 12% annual preference, then 50% to the Participating Investors and 50% to Hall Financial Group, Inc. ("HFGI") and the Partnership to be shared pro rata until HFGI and the Partnership are paid in full, and then 100% to the Participating Investors. In August 1996, Hall Brambletree refinanced the Brambletree apartments' mortgages. The property was refinanced with a new $6.105 million first lien mortgage which accrues interest at 8.245% with principal and interest payments due monthly based on a 30-year amortiztion schedule through maturity on September 1, 2006. As a condition of the refinancing, the Partnership was required to loan Brambletree an additional $442,000 pro rata with HFGI. This advance will be repaid pro rata with HFGI out of the first available proceeds before repayment of amounts due under the Brambletree Specific Loan. Along with the additional loan, the Partnership was required to release its second lien position and retain an unsecured recourse promissory note from Brambletree for the remaining balance on Brambletree's Specific Loan. The remaining balance on the Brambletree specific Loan has the same economic terms as prior to the refinancing. The Partnership believes it was in its best interest to release its second lien position to allow the refinancing to be consummated, thereby decreasing Brambletree's first lien mortgage interest rate, extending the maturity date, and take advantage of a discount in the amount of $295,624.

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

      In February 1995, three of the Affiliated Borrowers, along with 25 other partnerships (collectively hereafter referred to as the "Hall LPs"), entered into a transaction with affiliates of NHP, Inc., Paine Webber and HFGI whereby the properties were transferred to separate limited partnerships (the "New LPs") by the respective Affiliated Borrower (the "NHP Transaction"). As a result of the NHP Transaction, Lanetree Associates Limited Partnership, Twintree Associates Limited Partnership and Coachtree Associates Limited Partnership ("NHP Transaction Partnerships") each hold a limited partnership interest in its respective New LP in which affiliates of NHP, Inc. and Paine Webber are general partners. As part of the NHP Transaction, the senior mortgage for each property involved in the NHP Transaction was paid in full. In addition, as part of the NHP Transaction, each Hall LP (including the NHP Transaction Partnerships) received cash at closing, and is entitled to a defined priority equity amount in the New LPs (the "Preferred Equity") and an annual return on the Preferred Equity of 6% per annum (the "Operational Preference") provided that all of the New LPs have been paid the full amount of the Operational Preference due at the end of each calender quarter. In the event all of the New LPs have not been paid the amount of the Operational Preference due at the end of each calender quarter, the annual return on the Preferred Equity in calculating Operational Preference increases to 9% per annum (hereafter referred to as a "Non-Major Default"). A Non- Major Default occurred in April 1996, and is continuing. In addition to Operational Preference, each

      NHP Transaction Partnership is entitled to a priority return of the Preferred Equity and any accrued and unpaid Operational Preference upon refinancing or sale of the properties over other equity classes and a 20% participation in net proceeds available from sale or refinancing after payment of the Preferred Equity and any accrued and unpaid Operational Preference ("Sale or Refinancing Participation Proceeds"). As a condition of the NHP Transaction, the Partnership was required to release its second lien positions and retain unsecured loans from the NHP Transaction Partnerships for the remaining balances on their respective Specific Loans. The remaining balances on the NHP Transaction Partnerships' Specific Loans have the same economic and payment terms as prior to the NHP Transaction. Lanetree Associates Limited Partnership distributed $569,419 to the Partnership in March 1995 in partial payment of its loan obligation to the Partnership from proceeds it received at closing of the NHP Transaction. There were not sufficient proceeds at closing (after the payment of priority repayments) to distribute funds to the Partnership from Coachtree Associates Limited Partnership or Twintree Associates Limited Partnership. However, the NHP Transaction Partnerships remain obligated to the Partnership pursuant to each partnership's Bankruptcy Plan. The terms of the Preferred Equity held by the NHP Transaction Partnerships provided that defined amounts be paid not later than December 10, 2000. The amounts the Partnership would receive on December 10, 2000, excluding Sale or Refinancing Participation Proceeds and assuming a Non-Major Default has occurred, is estimated to be:

                 Coachtree                     $   500,055
                 Lanetree                      $ 1,189,524
                 Twintree                      $   684,098

(4)   TRANSACTIONS WITH AFFILIATES:

      Loan origination fees of $2,338, $12,396 and $17,928 were recognized in 1996, 1995 and 1994, respectively. Pursuant to the Partnership's analysis of the collectibility of receivables from the Affiliated Borrowers, interest income of $97,794 and $128,670 was recognized on the Specific Loan from Lanetree Associates Limited Partnership in 1996 and 1995 respectively. No interest income was recognized on Specific Loans in 1994. The interest income is net of deferred interest of $614,203, $656,581, and $849,228 on non-performing mortgage notes receivable in 1996, 1995 and 1994, respectively.

      HFGI performs administrative services for the Partnership. The Partnership agreement does not allow the partnership to pay HFGI for these services. No provision has been made in these financial statements to record the value of these services. It is estimated that these services are worth less than $5,000 per year and are therefore insignificant to the operations of the partnership.

(5)   DISTRIBUTIONS TO PARTNERS:

      During the year ended December 31, 1994, distributions of $2,083 (of which $1,367 had been previously accrued) were paid to the General Partner. No distributions were made in 1996 and 1995. Such distributions were made in accordance with the partnership agreement which requires quarterly distributions of Partnership distributable cash flow, as defined.

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

(7)   INVESTMENT ACT OF 1940:

      The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In February 1996, the Partnership's attorneys advised the Partnership that the release of the second lien positions on certain of the loan receivables could cause the Partnership to be treated as an investment company under the 1940 Investment Company Act (the "1940 Act") by the Securities and Exchange Commission. The Partnership cannot become an investment company under the 1940 Act because it is in conflict with its partnership agreement and the purpose of the original offering. In the original offering, it was anticipated that when the loans were repaid, the funds would be distributed back to the unit holders rather than being allowed to be reinvested. Therefore, based upon the Partnership's original partnership documents, the intent was to have a liquidating fund after all the initial loans were made. In order to adopt a liquidating plan, a proxy will be sent to each unit holder for their vote. A majority vote (over 50%) for the liquidating plan will be required of all unit holders.

      The liquidating plan calls for the Partnership to sell all of the loans receivable to HFGI for $1.6 million. This amount was determined by taking the highest range of value as determined by an independent third party appraisal. The proceeds from the sale of the loans receivable plus the cash on hand will then be distributed to the unit holders based upon their percentage interest. The Partnership would then be dissolved.

      Management expects a proxy statement will be sent out in March 1997 to all unit holders.

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

                                                                    Schedule XII

                       HALL INSTITUTIONAL MORTGAGE FUND

                        Mortgage Loans on Real Estate

                              December 31, 1996

Description                  Interest Rate            Maturity Date            Periodic Payment Terms
-----------                  -------------            -------------            ----------------------
Subordinate Notes on
 Apartment Complexes in
 New Mexico:

Hall Lanetree                8%                      December 10,             Interest payments will be
Associates                   Compounded              2000                     made to the Partnership
                             annually                                         as funds are available
                                                                              pursuant to the NHP
                                                                              Transaction described in
                                                                              Note 3.

Hall Midtree                 8%                      November 1,              No interest payments
Associates                   compounded              2002                     will be made to the
                             annually                                         Partnership until such
                                                                              time as accrued but
                                                                              unpaid interest on the
                                                                              first lien is paid.  A
                                                                              balloon payment of the
                                                                              entire principal balance
                                                                              plus accrued but unpaid
                                                                              interest is due at maturity.

Hall Coachtree               8%                      December 10,             Interest payments will be
Associates                   compounded              2000                     made to the Partnership
                             annually                                         as funds are available
                                                                              pursuant to the NHP
                                                                              Transaction described in
                                                                              Note 3.

Hall ???tree                 8%                      January 1, 1999          No interest payments
Associates-                  compounded                                       will be made to the
Candlewick                   annually                                         Partnership until such
Apartments                                                                    time as accrued but
                                                                              unpaid interest on the
                                                                              first lien is paid.  A
                                                                              balloon payment of the
                                                                              entire principal balance
                                                                              plus accrued but unpaid
                                                                              interest is due at
                                                                              maturity.

Hall Twintree                8%                      December 10,             Interest payments will be
Associates                   compounded              2000                     made to the Partnership
                             annually                                         as funds are available
                                                                              pursuant to the NHP
                                                                              Transaction described in
                                                                              Note 3.
TOTAL NEW MEXICO
                                                                                                   Principal
                                                                                                    Amount
                                                                                                   of Loans
                                                                                                  Subject to
                                                             Face             Carrying             Delinquent
                                                           Amount of          Amount of           Principal or
Description                  Prior Liens                   Mortgages          Mortgages            Interest
-----------                  -----------                   ---------          ---------           -----------
Subordinate Notes on
 Apartment Complexes in
 New Mexico:

Hall Lanetree                (A)                             $620,000           $620,000                    --
Associates

Hall Midtree                 First lien note                  410,000            410,000                    --
Associates                   of $4,200,000
                             to Secore
                             Financial
                             Corporation
                             bearing interest
                             at 8.1% per
                             annum until the
                             maturity date of
                             November 1,
                             2002

Hall Coachtree               (A)                              615,000            615,000                    --
Associates

Hall ???tree                 First lien note                  460,000            460,000                    --
Associates-                  of $4,300,000
Candlewick                   to Aetna Life
Apartments                   Insurance
                             Company
                             bearing interest
                             at 12% per
                             annum through
                             February 1,
                             1992 and 11%
                             thereafter until
                             maturity,
                             January 1,
                             1999.

Hall Twintree                (A)                              720,000            720,000                    --
Associates



                                                           ----------         ----------                 -----
TOTAL NEW MEXICO                                           $2,825,000         $2,825,000                 $  --
                                                           ----------         ----------                 -----

                                                                    Schedule XII

                       HALL INSTITUTIONAL MORTGAGE FUND

                        Mortgage Loans on Real Estate

                              December 31, 1996


Description                  Interest Rate            Maturity Date            Periodic Payment Terms
------------------------------------------------------------------------------------------------------------
Subordinate Notes on
Apartment Complexes in
Texas:


Hall Brambletree             7% per annum            November 1,              Principal and interest
Associates                   as of January 1,        1998                     payments are subordinate
                             1993.                                            to the first lien interest
                                                                              and principal being paid
                                                                              in full and Participating
                                                                              Investors contributions
                                                                              plus a 12% annual
                                                                              preference. (See note 3)
TOTAL TEXAS

GROSS MORTGAGE LOANS ON REAL ESTATE

ALLOWANCE FOR DOUBTFUL RECEIVABLES

NET MORTGAGE LOANS ON REAL ESTATE
                                                                                                                Principal
                                                                                                                 Amount
                                                                                                                of Loans
                                                                                                               Subject to
                                                                          Face             Carrying             Delinquent
                                                                        Amount of          Amount of           Principal or
Description                               Prior Liens                   Mortgages          Mortgages            Interest
------------------------------------------------------------------------------------------------------------------------------
Subordinate Notes on                      First lien note               $2,193,000         $2,193,000               $ --
Apartment Complexes in                    of $6,105,000
Texas:                                    to AMRESCO
                                          bearing an
                                          accrual rate
Hall Brambletree                          ranging at
Associates                                8.245% per
                                          annum until the
                                          maturity date of
                                          September 1,
                                          2006.
                                                                        ----------          ---------               -----
                                                                         2,193,000          2,193,000                 --
TOTAL TEXAS                                                             ----------          ---------               -----
                                                                        $5,018,000          5,018,000               $ --
GROSS MORTGAGE LOANS ON REAL ESTATE                                     ==========                                  =====

ALLOWANCE FOR DOUBTFUL RECEIVABLES                                                          5,018,000
                                                                                            ---------
NET MORTGAGE LOANS ON REAL ESTATE                                                                 $ 0
                                                                                            =========


(A) In February 1995, these partnerships entered into a transaction with affiliates of NHP, Inc. and Paine Webber whereby the properties were transferred to separate limited partnerships (the "New LP's"), by the respective affiliated borrower in exchange for limited partnership interests in the New LP's. As part of this transaction, the senior mortgage for each property was paid in full. In addition, these partnerships are entitled to certain priority payments as discussed further in Item 7.

                              INDEX TO EXHIBITS





Exhibit                      Description of
Number                         Exhibit
------                         -------
 3.1              Amended and Restated Certificate                          *
                  and Agreement of Limited
                  Partnership of Hall Institutional
                  Mortgage Fund Limited Partnership

 4.1              Specimen Certificate representing                         *
                  ownership of Units

10.1              Form of Senior Participating Note                         *

10.2              Form of Junior Participating Note                         *

10.3              Form of Model Loan Agreement                              *

10.4              Form of Model Guarantee Agreement                         *

27                Financial Data Schedule

*Incorporated by reference from the Form S-11 filed by the Partnership with the Commission on November 9, 1984.